Form 10-Q
period 1998-07-05
INDESCO INTERNATIONAL INC
filed 1998-10-02
CIK 1061701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004


                                    FORM 10-Q



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 5, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                        COMMISSION FILE NUMBER 333-52657


                           INDESCO INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                       13-3987915
 (State of Incorporation)                 (I.R.S. Employer Identification No.)

       950 Third Avenue
       New York, New York                                 10022
 (Address of Principal Executive Offices)              (Zip Code)


                                 (212) 593-2009
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes                  No   X
                           ----                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 1, 1998)

                        Common Stock 200 par value $0.01

                           INDESCO INTERNATIONAL, INC.
                                    FORM 10-Q
                           QUARTER ENDED JULY 5, 1998
                                      INDEX

                                                                                        Page
                                                                                        ----
PART  I.          FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

                  Condensed Consolidated Balance Sheets at
                  December 31, 1997 (Predecessor) and
                  July 5, 1998 (Unaudited)                                                3


                  Condensed Consolidated Statements of Operations
                  (Unaudited) for the Three and Six Months Ended
                  July 6, 1997 (Predecessor) and July 5, 1998, respectively               4

                  Condensed Consolidated Statements of
                  Cash Flows (Unaudited) for the Six Months Ended
                  July 6, 1997  (Predecessor) and July 5, 1998                            5

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                             6

ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                   16



PART  II.         OTHER INFORMATION

ITEM 1.           Legal Proceedings.                                                     22

ITEM 5.           Other Matters.                                                         22

ITEM 6.           Exhibits and Reports on Form 8-K.                                      23

SIGNATURE                                                                                24

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE SIX MONTH PERIODS ENDED JULY 6, 1997 AND JULY 5, 1998

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

               Condensed Consolidated Balance Sheets (See Note 1)
                       December 31, 1997 and July 5, 1998
                                 (in Thousands)



                                     ASSETS

                                                                              AFA HOLDINGS CO.
                                                                                DECEMBER 31,      JULY 5, 1998
                                                                                     1997          (UNAUDITED)
                                                                              ---------------     ------------
Current Assets:
     Cash and Cash Equivalents                                                    $   1,051        $   1,140
     Accounts Receivable                                                              6,821           18,985
     Inventories                                                                      9,918           14,689
     Prepaid Expenses and Other Assets                                                  605              609
                                                                                  ---------        ---------
         Total Current Assets                                                        18,395           35,423

Property and Equipment, Net                                                          28,009           56,951
Excess Cost Over Fair Value of Net Assets Acquired, Net                               6,365           69,593
Patents and Other Intangibles, Net                                                    5,834            4,979
Deferred Financing Costs                                                              1,628            5,424
Other Assets                                                                            656              658
                                                                                  ---------        ---------

     TOTAL ASSETS                                                                 $  60,887        $ 173,028
                                                                                  =========        =========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current Portion of Long-Term Debt                                            $   2,379        $     641
     Notes Payable                                                                    4,762            2,217
     Accounts and Drafts Payable                                                      2,410            8,052
     Income Taxes Payable                                                                --               88
     Other Accrued Expenses                                                           3,334            8,138
                                                                                  ---------        ---------
         Total Current Liabilities                                                   12,885           19,136

Subordinated Debt                                                                     3,000
Long-Term Debt                                                                       41,154          156,087
Deferred Income Taxes                                                                   632              459
                                                                                  ---------        ---------
     Total Liabilities                                                               57,671          175,682
Commitments and Contingencies
Stockholders' Equity:
     Common Stock, Authorized 3,000 Shares of $.01 Par Value;
         200 Shares Issued and Outstanding in 1998                                      242
     Additional Paid-in Capital                                                       4,320            5,062
     Accumulated Deficit                                                             (1,374)          (7,745)
     Accumulated Other Comprehensive Income                                              28               29
                                                                                  ---------        ---------
         Total Stockholders' Equity                                                   3,216           (2,654)
                                                                                  ---------        ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  60,887        $ 173,028
                                                                                  =========        =========


    The accompanying notes are an integral part of the financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Operations (See Note 1)
        For the Three and Six Months Ended July 6, 1997 and July 5, 1998
                                   (Unaudited)
                                 (In Thousands)




                                            WTI, INC. AND                                   WTI, INC. AND
                                            SUBSIDIARIES                INDESCO             SUBSIDIARIES              INDESCO
                                           (PREDECESSOR TO        INTERNATIONAL, INC.      (PREDECESSOR TO       INTERNATIONAL, INC.
                                          INDESCO HOLDINGS CO.)    AND SUBSIDIARIES      INDESCO HOLDINGS CO.)     AND SUBSIDIARIES
                                          THREE MONTHS ENDED      THREE MONTHS ENDED        SIX MONTHS ENDED       SIX MONTHS ENDED
                                             JULY 6, 1997           JULY 5, 1998             JULY 6, 1997            JULY 5, 1998
                                          --------------------    -------------------    ---------------------   -------------------

Net Sales                                     $ 14,388                $ 31,701                $ 29,537                $ 56,717
Cost of Sales                                    9,991                  21,337                  20,876                  39,262
                                              --------                --------                --------                --------
   Gross Profit                                  4,397                  10,364                   8,661                  17,455


Operating Expenses:
  Selling, General and
   Administrative Expenses                       1,654                   3,694                   3,133                   6,377
  Research and Development                          76                     382                      96                     402
  Amortization of Intangibles                      407                     724                     851                   1,257
                                              --------                --------                --------                --------
        Total Operating Expenses                 2,137                   4,800                   4,080                   8,036
                                              --------                --------                --------                --------
           Income From Operations                2,260                   5,564                   4,581                   9,419


Other Expense (Income):
  Interest                                         954                   4,446                   1,960                   7,821
  Other                                            (26)                     76                    (280)                    125
                                              --------                --------                --------                --------
    Total Other Expense, Net                       928                   4,522                   1,680                   7,946
                                              --------                --------                --------                --------
      Income Before Extraordinary
        Item And Provision for Income
        Taxes                                    1,332                   1,042                   2,901                   1,473
Provision for Income Taxes                         126                      68                     292                     239
                                              --------                --------                --------                --------
  Income Before Extraordinary Item               1,206                     974                   2,609                   1,234
Extraordinary Item - Loss on Early
      Extinguishment of Debt                       -0-                   5,167                     -0-                   7,605
                                              --------                --------                --------                --------

              NET INCOME (LOSS)               $  1,206                $ (4,193)               $  2,609                $ (6,371)
                                              ========                ========                ========                ========


    The accompanying notes are an integral part of the financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (See Note 1)
             For the Six Months Ended July 6, 1997 and July 5, 1998
                                   (Unaudited)
                                 (In Thousands)

                                                                                   WTI, INC. AND
                                                                                    SUBSIDIARIES               INDESCO
                                                                                  (PREDECESSOR TO          INTERNATIONAL, INC.
                                                                                INDESCO HOLDINGS CO.)             AND
                                                                                                            SUBSIDIARIES
                                                                                    JULY 6, 1997             JULY 5, 1998
                                                                                --------------------       ----------------
Cash Flows From Operating Activities:
       Net Income (Loss)                                                            $   2,609                $  (6,371)

     Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided (Used) by Operating Activities:
       Depreciation                                                                     1,778                    3,190
       Amortization                                                                       851                    1,273
       Foreign Currency Transaction Gains                                                (316)                      (7)
       Write-off of Deferred Financing Costs                                                                     6,654
     Changes in Operating Assets and Liabilities:
       Accounts Receivable                                                             (1,153)                 (12,252)
       Inventories                                                                         40                      249
       Prepaid Expenses and Other Assets                                                 (278)                     896
       Accounts and Drafts Payable                                                        716                    3,345
       Income Taxes Payable                                                              (584)                    (318)
       Other Accrued Expenses                                                           1,050                    2,639
                                                                                    ---------                ---------
              Total Adjustments                                                         2,104                    5,669
                                                                                    ---------                ---------
                   Net Cash Provided (Used) by Operating Activities                     4,713                     (702)

Cash Flows From Investing Activities:
     Acquisition of CSI, Net of Cash Acquired                                                                  (92,931)
     Expenditures for Property, Plant and Equipment                                    (1,930)                  (3,396)
     Disposal of Property, Plant and Equipment                                             23                       14
     Other                                                                                (70)                    (101)
                                                                                    ---------                ---------
       Net Cash Used by Investing Activities                                           (1,977)                 (96,414)

Cash Flows From Financing Activities:
     Proceeds from Senior Subordinated Notes                                                                   145,000
     Proceeds from Term Loans                                                           1,155                  135,000
     Repayment of Long-Term Debt                                                       (1,177)                (175,904)
     Payments of Deferred Financing Costs                                                                      (10,954)
     Net (Repayment) Borrowings Under Revolving Credit Agreement                       (1,782)                   6,569
     Return of Capital to Parent                                                                                (2,500)
                                                                                    ---------                ---------
       Net Cash Provided (Used) by Financing Activities                                (1,804)                  97,211
Effect of Exchange Rate Changes on Cash                                                   (81)                      (6)
                                                                                    ---------                ---------
     Net Increase in Cash and Cash Equivalents                                            851                       89
Cash and Cash Equivalents at Beginning of Year                                            838                    1,051
                                                                                    ---------                ---------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   1,689                $   1,140
                                                                                    =========                =========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Period for:
     Interest                                                                       $     281                $   2,782
                                                                                    =========                =========

     Income Taxes                                                                   $   1,280                $     392
                                                                                    =========                =========

     The accompanying notes are an integral part of the financial statements

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)




(1)      ORGANIZATION AND BASIS OF PRESENTATION

         Indesco International, Inc. (the "Company"), is a wholly owned subsidiary of Indesco Holdings Co., formerly Afa Holdings Co. ("Parent"). The Company manufactures and sells finger activated liquid dispensing devices ("trigger sprayers"). The Parent was formed in July, 1997 to acquire, through a wholly-owned subsidiary, the assets and liabilities of AFA Products, Inc. ("AFA"), located in Forest City, North Carolina. Concurrent with this transaction, a stockholder of the Parent and affiliate of another stockholder of the Parent acquired the outstanding capital stock of AFA Polytek B.V. ("Polytek") based in The Netherlands. AFA and Polytek were formerly operating subsidiaries of W.T.I., Inc. ("WTI" or "Predecessor"). In addition, effective February 1, 1998, the Company acquired certain assets and liabilities of Continental Sprayer and Affiliates ("CSI"), a division of Contico International, Inc. for approximately $93 million (see Note 3). Concurrent with the CSI acquisition, Polytek became a wholly-owned subsidiary of the Company.

         The accompanying condensed consolidated balance sheet as of July 5, 1998 includes the accounts of Indesco International, Inc. and its subsidiaries (AFA, Polytek and CSI) as compared to the balance sheet as of December 31, 1997 of Afa Holdings Co. (now known as Indesco Holdings Co.) which includes the accounts of the Parent, AFA and Polytek.

         The accompanying condensed consolidated statement of operations of Indesco International, Inc. includes the accounts of Indesco International, Inc. and its subsidiaries, AFA and Polytek, for the three and six months ended July 5, 1998 and the results of operations of CSI from its acquisition on February 1, 1998. The 1997 condensed consolidated statement of operations reflect the financial results of WTI for the three and six months ended July 6, 1997, which include the results of operations of AFA and Polytek.

         The Company's balance sheet, statements of operations and cash flows for 1998 are not directly comparable to those of its Predecessor for the corresponding 1997 periods.

         The unaudited condensed consolidated balance sheet as of July 5, 1998 and the condensed consolidated statements of operations and cash flows for the three and six months ended July 5, 1998 and July 6, 1997, in the opinion of management, have been prepared on the same basis as the related company's audited financial statements and include all significant adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in the notes to the financial statements for these periods are also unaudited. Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The condensed consolidated financial statements and notes thereto should be read in conjunction with the related annual audited financial statements and notes thereto. Results for the three and six months ended July 5, 1998 are not necessarily indicative of the results that may be expected for the entire year.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)




(2)      SIGNIFICANT ACCOUNTING POLICIES

         The condensed consolidated financial statements have been prepared using the accounting policies disclosed in the audited year-end financial statements.

         Foreign Currency Translation

         Assets and liabilities of Polytek are translated at exchange rates in effect at the balance sheet dates. Items of revenue and expense are translated at average exchange rates during the periods. Translation adjustments, resulting from translating the Polytek and the CSI United Kingdom financial statements into dollars, are reported in the equity section of the accompanying balance sheet under the caption "Accumulated Other Comprehensive Income."

         Recently Issued Accounting Standards

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, is effective for years beginning after December 15, 1997. This statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. During the three months ended 1997 and 1998, total comprehensive income (loss) amounted to $813 and ($4,175), respectively. During the six months ended July 6, 1997 and July 5, 1998, total comprehensive income (loss) amounted to $1,334 and ($6,370), respectively.

         Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, is effective for years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable business segments. Management of the Company believes that the future adoption of this statement will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows, but will result in additional disclosures.


(3)      ACQUISITIONS

         (a) AFA and Polytek

         The acquisition of AFA for an aggregate purchase price of $46,938 (including expenses of $1,926), and the acquisition of Polytek for approximately $800 and refinancing of debt of approximately $7,900, resulted in the following financial position:

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)




(3)     ACQUISITIONS (CONTINUED)

                                     ASSETS

             Cash and Receivables                             $ 7,526
             Inventories                                       11,223
             Fixed Assets                                      28,646
             Patents                                            6,000
             Other Assets                                       2,885
             Goodwill                                           6,615
                                                              -------

                                                              $62,895
                                                              =======

                             LIABILITIES AND EQUITY

             Current Liabilities                              $ 5,620
             Bank Debt                                         48,771
             Subordinated Debt                                  3,000
             Other Liabilities                                    942
             Equity                                             4,562
                                                              -------

                                                              $62,895
                                                              =======

         The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition.

         (b) Acquisition of Continental Sprayers and Affiliates

         Effective February 1, 1998, the Company acquired CSI for $92,947 in cash, paid outstanding debt of AFA of $39,567 and paid fees of $5,439. Such amounts were paid through the issuance of term loans of $135,000 and borrowings under a revolving credit facility.

         The assets acquired and liabilities assumed of CSI are as follows:

          Cash                       $     16
          Inventory                     5,035
          Fixed Assets                 28,776
          Other Assets                  1,115
          Goodwill                     60,962
          Payables                     (2,957)
                                     --------

             PURCHASE PRICE          $ 92,947
                                     ========

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)




(3)      ACQUISITIONS (CONTINUED)

         The acquisitions have been accounted for using the purchase method of accounting. The Company increased the value of inventory $850 in accordance with Accounting Principles Board Opinion No. 16 and has recorded fixed assets and identifiable intangibles at their net historical book value, pending completion of appraisals. Differences, if any, between these amounts and the amounts resulting from appraisals and valuations of these assets, which have not yet been completed, will be reflected as adjustments to goodwill, which may increase or decrease related depreciation and amortization charges.

         Condensed proforma unaudited results of operations of the Company before extraordinary items for the six month periods ended July 6, 1997 and July 5, 1998 as if the transactions had occurred on January 1, 1997 are as follows:

                                        SIX MONTH PERIODS ENDED
                                    ------------------------------
                                    JULY 5, 1998      JULY 6, 1997
                                    ------------      ------------

        Net Sales                   $  61,563           $ 61,819
                                    =========           ========

        Net Income                  $   1,557           $  1,944
                                    =========           ========


(4)      INVENTORIES

         The components of inventories as of December 31, 1997 and July 5, 1998 are summarized as follows:

                                      DEC 31, 1997      JULY 5, 1998
                                      ------------      ------------

         Raw Material                   $  2,172          $  3,059
         Work-in-Process                   3,346             6,202
         Finished Goods                    4,400             5,428
                                        --------          --------

                                        $  9,918          $ 14,689
                                        ========          ========

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)



(5)      DEBT

         Debt consists of the following:

                                                                  JULY 5, 1998
                                                                  ------------
      Total Working Capital Borrowings (a)                          $  2,217
                                                                    ========

      LONG-TERM DEBT

      Working Capital line of credit, dollar denominated
      bearing interest at 8.66 percent at July 5, 1998 (b)          $  6,500

      Senior subordinated notes, dollar denominated
      bearing interest at 9.75 percent at July 5, 1998 (c)           145,000

      ABN/AMRO loan, guilder denominated, bearing
      interest at 6.10 percent at July 5, 1998 (d)                     3,873

      Senior mortgage note, guilder denominated, payable in
      quarterly principal installments (175,000 guilders per
      annum), bearing interest at 5.50 percent at July
      5, 1998 (e)                                                      1,163

      Installment notes payable, guilder denominated, bearing
      interest at rates ranging from 7.10 percent
      to 7.75 percent at July 5, 1998                                    192
                                                                    --------
                                                                     156,728
      Less:  Current Portion                                             641
                                                                    --------
            Total Long-Term Debt                                    $156,087
                                                                    ========

         Working Capital Borrowings

         At December 31, 1997, the Company had loans (the "Agreements" and "Term Loans") with a U.S. lender and a Dutch bank that provided for working capital lines of credit (the "Agreement"), denominated in both dollars and guilders.

         (a) Netherlands

         Borrowings under the guilder denominated line of credit had maximum limit of 11,000 guilders ($5,419 at July 5, 1998 and $5,429 at December 31, 1997). Interest payments on the guilder denominated line of credit are due quarterly. Borrowings under the guilder line of credit are collateralized by a lien on certain real property of Polytek. This line of credit contains certain prohibitions, the most significant of which related to minimum net worth requirements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)




(5)      DEBT (CONTINUED)

         Long-Term Debt

         (b) U.S.

         Borrowings under the dollar denominated working capital line of credit, which had a maximum amount of $7,000 were limited to 85 percent of eligible accounts receivable (as defined), and 60 percent of eligible inventories (as defined). In February 1998, the Company entered into a new revolving credit facility and retired the U.S. working capital line of credit, which was in place at December 31, 1997.

         Interest payments on the new dollar denominated working capital line of credit, obtained in February 1998, are required monthly, beginning February 28, 1998 at a rate of LIBOR, plus 3.00 percent. Effective April 23, 1998, the Company obtained under its domestic revolving credit facility additional availability of $5.0 million in excess of the Borrowing Base (but in no event more than $30 million). This additional availability is available to the Company through April 30, 1999. At the same time, the interest rate under this revolving credit facility was reduced to LIBOR, plus 2.25%. This dollar denominated working capital line of credit contains certain covenants, the most restrictive of which limit capital expenditures, set forth maximum leverage ratios and set forth minimum debt coverage ratios and earnings requirements.

         (c) Senior Subordinated Notes

         Effective February 1, 1998, the Company consummated the CSI acquisition, refinanced the AFA debt of approximately $40 million in its entirety and acquired all of the capital stock of Polytek. Funds used for the CSI acquisition and the refinancing of the AFA debt were provided by (a) the Term Loans, which consisted of (i) a $70.0 million principal amount Tranche A Term Loan, bearing interest at LIBOR, plus
         3.75 percent; and (ii) a $65.0 million Tranche B Term Loan, bearing interest at LIBOR, plus 5.50 percent, and (b) $2.5 million of advances under the Revolving Credit Facility, bearing interest at LIBOR, plus
         3.00 percent.

         On April 23, 1998, the Company issued $145,000 of 9.75 percent Senior Subordinated Notes due April 15, 2008 (the "Notes"). The net proceeds were used by the Company to refinance U.S. indebtedness, including borrowings incurred in connection with the acquisition in February 1998 of substantially all of the assets of CSI, as previously mentioned in Note (1). Interest on the Notes is payable semi-annually on April 15 and October 15, commencing October 15, 1998.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)




(5)      DEBT (CONTINUED)

         (c) Senior Subordinated Notes (Continued)

         The Notes will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003, at certain specified redemption prices, plus accrued and unpaid interest thereon to the redemption date. In addition, at any time on or before April 15, 2001, the Company may redeem up to 35 percent of the initial aggregate principal amount of the Notes with the net proceeds of one or more equity offerings at a redemption price equal to 109.75 percent of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least 65 percent of the initial aggregate principal amount of the Notes remains outstanding. Upon a change of control, the Company would be required to make an offer to purchase all outstanding Notes at 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.


         The Notes are unsecured senior subordinated obligations of the Company and will be subordinated in right of payment to all existing and future Senior Indebtedness of the Company, including indebtedness under its Revolving Credit Facility. The Notes are ranked pari passu with all existing and future senior subordinated indebtedness of the Company and are ranked senior to all other existing and future Subordinated Indebtedness of the Company. The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by each of the Company's existing and future U.S. subsidiaries. The Notes are effectively subordinated to all existing and future Senior Indebtedness of the Company's subsidiaries.

         (d)ABN/AMRO Loan

         Polytek has a credit facility with the ABN-AMRO Bank, The Netherlands. This credit facility includes a loan of $4,187 as of July 5, 1998 and $4,195 as of December 31, 1997 (8,500 guilders) requiring quarterly payments of $102 through 2007. This Note is collateralized by a lien on certain real property of Polytek. This Note contains certain prohibitions, the most significant of which relate to minimum net worth requirements.

         (e) Senior Mortgage Note

         In connection with the construction of a manufacturing facility, Polytek obtained a 3,500 guilder mortgage from ABN-AMRO Bank, The Netherlands. Borrowings under this Mortgage Agreement are collateralized by a lien on certain real property of Polytek.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)




(6)      EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

         As previously mentioned in conjunction with the acquisition of CSI, the Company repaid outstanding debt of approximately $40 million in February 1998 and refinanced its term loan borrowing on April 23, 1998. As a result, the Company expensed $6,654 of deferred financing costs and $951 of prepayment penalties as an extraordinary loss.


(7)      INCOME TAXES

         Pre-tax loss after the effect of the extraordinary item for the six months ended July 5, 1998 consists of:

                                                                 1998
                                                              --------
         United States                                        $ (6,750)
         Foreign                                                   618
                                                              --------

            TOTAL PRE-TAX LOSS                                $ (6,132)
                                                              ========

         The condensed consolidated statement of operations includes income taxes on foreign subsidiary income and minimum state taxes. The Company has recorded a full valuation allowance related to the potential tax benefit of the net operating loss carryforward.

(8)      RELATED PARTY TRANSACTIONS


         Management Fees

         Included in operating expenses for the six month period ended July 5, 1998 are approximately $150 for management fees and certain expenses paid or payable to entities affiliated with the shareholders. As of July 5, 1998 and December 31, 1997, the balance of unpaid fees, which has been included in other accrued expenses in the accompanying balance sheets approximated $75 and $125, respectively.

         Effective February 4, 1998, the Company entered into a new management agreement with an affiliate of one of the shareholders that provides for annual payments of $300 and expires on July 29, 2008, subject to renewal for successive five-year periods.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)




(8)      RELATED PARTY TRANSACTIONS (CONTINUED)

         Transactions with Affiliates

         The Company has a 41 percent ownership in an affiliate, which is accounted for using the equity method. Earnings of the affiliate are not material to the operations of the Company. During the six months ended July 5, 1998 and year ended December 31, 1997, the Company purchased molds from the affiliate for approximately $121 and $283, respectively. During the six month period ended July 5, 1998, the affiliate provided certain repairs and maintenance at a cost to the Company of approximately $115. Included in accounts payable in the accompanying balance sheet at July 5, 1998 and December 31, 1997 is approximately $156 and $81, respectively, relating to these assets and services provided by the affiliate.

         Professional Services

         The law firm of Gratch, Jacobs & Brozman, P.C., of which one of the shareholders is a senior member, provides legal services on an ongoing basis to the Company and its subsidiaries. For the six month period ended July 5, 1998, the Company incurred fees of approximately $807 to Gratch, Jacobs & Brozman, P.C.

(9)      SUBSEQUENT EVENTS

         On August 17, 1998, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 with respect to its 9-3/4% Senior Subordinated Notes due 2008 ("New Notes") which are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis, by the Subsidiary Guarantors. On September 16, 1998, the Company concluded its exchange offer and the New Notes were exchanged for $145 million aggregate principal amount of the Company's then outstanding 9-3/4% senior notes due 2008 ("Old Notes"). The terms of the New Notes are identical in all material respects to those of the Old Notes except for certain transfer restrictions and registrations rights relating to the Old Notes.

        As of September 29, 1998, the Company entered into a new credit facility (the "New Credit Facility") with First Union National Bank ("First Union"). The New Credit Facility replaces the Company's Revolving Credit Facility with NationsCredit Commercial Corporation (""NationsCredit") and provides for up to $30.0 million of borrowings from time to time for a term of five years. The Company's initial borrowing under the New Credit Facility, on October 1, 1998, was approximately $4.9 million, the proceeds of which were used to repay all outstanding indebtedness (together with certain fees and expenses) of the Company under its Revolving Credit Facility with NationsCredit. Indebtedness under the New Credit Facility is secured by

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)


         a first priority security interest in all accounts receivable, inventory, machinery and equipment of the Company and each of its domestic subsidiaries. Indebtedness bears interest at a floating rate based (at the Company's option) upon (i) LIBOR, plus an Applicable margin ranging from 1.25% to 2.25% or (ii) the Base Rate (the greater of the prime rate announced by First Union of the Federal Funds Rate plus 0.50%), plus an applicable Margin ranging from 0.00% to 1.00%. The New Credit Facility requires the Company to meet certain financial tests at the end of each fiscal quarter, including a Funded Indebtedness to EBITDA Ratio from the closing date through June 30, 2000 of 6.25:1.0, decreasing incrementally to 4.5:1.0 at July 1, 2002 and thereafter, and a Fixed Charge Coverage Ratio of not less than 1.0:1.0 for any fiscal period. The New Credit Facility also contains covenants that include limitations on incurrence of debt, limitation of permitted capital expenditures and limitations on investments and on acquisitions.

         In August 1998, Polytek settled an employment dispute with a Managing Director and agreed to pay said former director 892 guilders (approximately $440).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

The results of operations of the Company for the three months and the six months ended July 5, 1998, includes the results of operations of AFA and Polytek for the entire period and the results of operations of CSI from February 1, 1998, the date of its acquisition, through July 5, 1998. Financial results of WTI in 1997 do not include any results of operations for CSI. Accordingly, the Company's results of operations for 1998 are not directly comparable to those of WTI for 1997.

The following table sets forth selected operating data as a percentage of net sales for the periods indicated.

                                                                      THREE MONTHS ENDED
                                                        -------------------------------------------
                                                           WTI, INC. AND
                                                            SUBSIDIARIES              INDESCO
                                                          (PREDECESSOR TO        INTERNATIONAL, INC.
                                                        INDESCO HOLDINGS CO.)     AND SUBSIDIARIES
                                                             JULY 6, 1997          JULY 5, 1998
                                                        ---------------------    ------------------

Net Sales                                                        100.0%                100.0%
Cost of Sales                                                     69.4%                 67.3%
                                                                 -----                 -----
    Gross Profit                                                  30.6%                 32.7%

Selling, General and Administrative Expenses                      11.5%                 11.7%
Research and Development Expenses                                   .6%                  1.2%
Amortization of Intangibles                                        2.8%                  2.3%
                                                                 -----                 -----
    Income from Operations                                        15.7%                 17.5%

Other Expense (Income)                                             (.2%)                  .2%
Interest Expense                                                   6.6%                 14.0%
                                                                 -----                 -----
    Income Before Extraordinary Item and Provision
        for Income Taxes                                           9.3%                  3.3%
Provision for Income Taxes                                          .9%                   .2%
                                                                 -----                 -----
    Income Before Extraordinary Item                               8.4%                  3.1%
Extraordinary Loss on Early Extinguishment of Debt                 0.0%                (16.3%)
                                                                 -----                 -----

    Net Income (Loss)                                              8.4%                (13.2%)
                                                                 -----                 -----

                                                                        SIX MONTHS ENDED
                                                           ----------------------------------------
                                                               WTI, INC. AND
                                                               SUBSIDIARIES             INDESCO
                                                             (PREDECESSOR TO       INTERNATIONAL, INC.
                                                           INDESCO HOLDINGS CO.)    AND SUBSIDIARIES
                                                                JULY 6, 1997         JULY 5, 1998
                                                           ---------------------    ---------------

Net Sales                                                        100.0%                100.0%
Cost of Sales                                                     70.7%                 69.2%
                                                                 -----                 -----
    Gross Profit                                                  29.3%                 30.8%

Selling, General and Administrative Expenses                      10.6%                 11.3%
Research and Development Expenses                                   .3%                   .7%
Amortization of Intangibles                                        2.9%                  2.2%
                                                                 -----                 -----
    Income from Operations                                        15.5%                 16.6%

Other Expense (Income)                                             (.9%)                  .2%
Interest Expense                                                   6.6%                 13.8%
                                                                 -----                 -----
    Income Before Extraordinary Item and Provision
        for Income Taxes                                           9.8%                  2.6%
Provision for Income Taxes                                         1.0%                   .4%
                                                                 -----                 -----
    Income Before Extraordinary Item                               8.8%                  2.2%
Extraordinary Loss on Early Extinguishment of Debt                 0.0%                (13.4%)
                                                                 -----                 -----

    Net Income (Loss)                                              8.8%                (11.2%)
                                                                 -----                 -----


Three Months Ended July 5, 1998 compared to the Three Months Ended July 6, 1997

Net sales for the Second Quarter 1998 were $31.7 million, an increase of $17.3 million or 120.0%, compared to the corresponding 1997 period. The increase was due primarily to the inclusion of CSI's net sales of approximately $17.1 million. Exclusive of the CSI results, net sales for the Second Quarter 1998 increased approximately $.2 million, due to an increase in Polytek sales. Net sales for Polytek for the Second Quarter 1998 were $5.9 million compared to $5.6 million for the second quarter in 1997. Net sales for AFA decreased $.1 million for the Second Quarter 1998 as compared to the Second Quarter 1997.

Cost of sales for the Second Quarter 1998 were $11.3 million higher than the Second Quarter 1997. This increase was due primarily to the inclusion of CSI's results of operations. As a percentage of net sales, cost of sales were 67.3% during the Second Quarter 1998 compared to the 69.4% for the corresponding period in 1997. AFA and Polytek's cost of sales as a percentage of net sales (exclusive of those attributable to CSI) were 71.9% in the Second Quarter 1998 compared to 69.6% for the corresponding period in 1997.

CSI's cost of sales as a percentage of net sales for the Second Quarter 1998 was 63.8%. CSI's cost of sales was beneficially impacted by reduced depreciation expense and reduced material costs. As a result of the acquisition, depreciation has been calculated utilizing new lives, but has not yet been affected by the results of appraisals and valuations. Accordingly, CSI's depreciation expense may change upon finalization of fixed asset valuations. The decrease in material costs relates to renegotiated purchase contracts for raw materials.

Gross profit was $10.4 million for the Second Quarter 1998, an increase of $6.0 million over the corresponding period in 1997 that was due primarily to the inclusion of CSI's results of operations.

Selling, general and administrative expenses and amortization of intangibles were $4.4 million, or 13.9% of net sales for the Second Quarter 1998 compared to $2.0 million, or 13.9% of net sales for the corresponding period 1997. The increase of $2.4 million was primarily attributable to the inclusion of $1.7 million of expenses incurred by CSI and the costs associated with establishing the Company's corporate office infrastructure. Research and development costs increased $.3 million over the corresponding period in 1997.

Interest expense for the Second Quarter 1998 was $4.5 million compared to $1.0 million for the Second Quarter 1997. The increase is a result of interest charges in the Second Quarter 1998 on retired debt previously incurred in conjunction with the refinancing of the AFA debt and the financing of the acquisitions of CSI and the issuance of the senior subordinated notes.

No U.S. tax liability is currently anticipated for 1998. Provision for taxes in the 1998 and 1997 quarterly period relates to income from foreign operations and state minimum taxes.

In the Second Quarter 1998, the Company incurred an additional extraordinary expense of $5.2 million representing the write-off of unamortized deferred financing fees and a prepayment penalty in conjunction with the prepayment in April 1998 of indebtedness incurred in refinancing of the AFA acquisition debt and the funds used in the acquisition of CSI.

Six Months Ended July 5, 1998 compared to the Six Months Ended July 6, 1997

Net sales for the six months ended July 5, 1998 were $56.7 million, an increase of $27.2 million or 92.0%, compared to the corresponding 1997 period. The increase was due primarily to the inclusion of CSI's net sales of approximately $27.5 million for the period from February 1, 1998 to July 5, 1998. Exclusive of the CSI results, net sales for the six months ended July 5, 1998 decreased approximately $.3 million, due primarily to the effect of a stronger U.S. dollar when translating sales from Dutch guilders for financial reporting purposes. Net sales for Polytek for the six months ended July 5, 1998 were 24.4 million guilders compared to 23.0 million guilders for the corresponding period in 1997. However, translated to U.S. dollars, Polytek net sales were $12.0 million for the Second Quarter 1998 compared to $12.2 million for the corresponding period in 1997. Net sales for AFA did not significantly change on a year-to-year basis.

Cost of sales for the six months ended July 5, 1998 were $18.4 million higher than the corresponding period in 1997. This increase was due solely to the inclusion of CSI's results of operations for the period from February 1, 1998 to July 5, 1998. As a percentage of net sales, cost of sales were 69.2% during the first six months of 1998 compared to the 70.7% for the corresponding period in 1997. AFA and Polytek's cost of sales as a percentage of net sales (exclusive of those attributable to CSI) were 71.2% during the first six months of 1998 compared to 70.7% for the corresponding period in 1997.

CSI's cost of sales as a percentage of net sales for the period February 1, 1998 through July 5, 1998 was 67.0% and were adversely affected by a one-time step-up of $850,000 of inventory. This amount was expensed during the period from February 1, 1998 to April 5, 1998. The percentage would have been approximately 63.9%, excluding this one-time charge. CSI's cost of sales was beneficially impacted by reduced depreciation expense and reduced material costs. As a result of the acquisition, depreciation has been calculated utilizing new lives, but has not yet been affected by the results of appraisals and valuations. Accordingly, CSI's depreciation expense may change upon finalization of fixed asset valuations. The decrease in material costs relates to renegotiated purchase contracts for raw materials.

Gross profit was $17.5 million for the six months ended July 5, 1998, an increase of $8.8 million over the corresponding period in 1997 that was due primarily to the inclusion of CSI's results of operations subsequent to its acquisition on February 1, 1998, a $.1 million increase for AFA, net of a $.4 million decrease for Polytek related primarily to the aforementioned translation change.

Selling, general and administrative expenses and amortization of intangibles were $7.6 million, or 13.5% of net sales for the six months ended July 5, 1998 compared to $4.0 million, or 13.5% of net sales, for the corresponding period in 1997. The increase of $3.6 million is attributable to the inclusion of $3.1 million of expenses incurred by CSI subsequent to its acquisition on February 1, 1998 and the costs associated with establishing the Company's corporate office infrastructure. Research and development costs increased $.3 million for 1998 over 1997.

Interest expense for the six months ended July 5, 1998 was $7.8 million compared to $2.0 million for the corresponding period in 1997. The increase is a result of interest charges in the Second Quarter 1998 on debt previously incurred to finance the acquisitions of AFA, Polytek and CSI and the senior subordinated notes issued on April 23, 1998.

No U.S. tax liability is currently anticipated for 1998. Provision for taxes in the 1998 and 1997 quarterly periods relate to income from foreign operations and state minimum taxes.

For the six months ended July 5, 1998, the Company incurred an extraordinary expense of $7.6 million representing the write-off of unamortized deferred financing fees and prepayment penalties in conjunction with the prepayment in February 1998 of indebtedness incurred in July 1997 to fund the acquisition of AFA and the prepayment in April 1998 of the debt associated with the refinancing of the AFA acquisition debt and the debt related to the acquisition of CSI.

Liquidity and Capital Resources.

The Company acquired the assets and business of AFA in July 1997. The acquisition was financed with bank debt, aggregating approximately $40.8 million, equity contributions and subordinated loans from stockholders of the Parent and their affiliates. In August 1997, through an intermediate holding company, a stockholder of the parent and an affiliate of another stockholder of the Parent acquired all of the outstanding capital stock of Polytek. This acquisition was financed with term loans and revolving credit facilities aggregating approximately $7.9 million provided by ABN AMRO Bank and equity contributions.

Polytek's credit facility with ABN-AMRO Bank includes a loan of 8.5 million guilders. This loan is collateralized by a lien on certain real property of Polytek. This loans contains certain restrictions the most significant of which relates to minimum net worth requirements. This facility also includes a working capital line of credit up to 11 million guilders ($5.4 million). As of July 5, 1998, Polytek's outstanding indebtedness under the working capital line of credit was $2.2 million, with additional availability of $3.2 million.

In connection with the construction of a manufacturing facility in 1991, Polytek obtained a 3.5 million guilder mortgage from ABN-AMRO Bank. Borrowings under this mortgage agreement are collateralized by a lien on certain real property of Polytek.

Effective February 1, 1998, the Company consummated the CSI acquisition, refinanced in its entirety the debt incurred to acquire AFA and acquired all of the capital stock of Polytek. Funds used for the CSI acquisition and the refinancing of AFA's bank debt were derived from term loans provided by affiliates of Nations Bank and consisted of (i) a $70 million principal amount tranche A term loan bearing interest at Nations Bank's prime rate plus 3.75%, and (ii) a $65 million tranche B term loan bearing interest at Nations Bank's prime rate plus 5.5%, and advances under a revolving credit facility bearing interest at a rate of LIBOR plus 3.0%. The tranche A and tranche B loans required quarterly principal amortization payments beginning in June 1998 and were scheduled to mature on December 31, 2003 and February 4, 2005, respectively. The revolving credit facility, which matures on February 4, 2003, provides for borrowings from time to time in an aggregate amount not to exceed $30 million, subject to a Borrowing Base Formula. The facility contains certain covenants, the most restrictive of which limits capital expenditures, sets forth maximum leverage ratios, debt coverage and EBITDA ratios.

The net cash used by operating activities for the six months ended July 5, 1998, resulted primarily from the combination of net loss before depreciation, amortization, the write-off of deferred financing cost and increases in accounts payable and accrued expenses, net of the effect of the increase in accounts receivable of approximately $12.2 million. Of this increase in accounts receivable, $10.9 million is attributable to an increase in accounts receivable of CSI from zero at February 1, 1998 to $10.9 million at July 5, 1998 (the Company did not acquire accounts receivable of CSI as of the acquisition date).

The net cash used in investing activities during the six months ended July 5, 1998 include amounts expended to effect the CSI acquisition (see Note 3) and capital expenditures of $3.4 million.

The net cash provided from financing activities during the six months ended July 5, 1998 resulted primarily from the receipt of funds in conjunction with the issuance of Senior Subordinated Notes (as more fully described in the following paragraph) of $145 million utilized to refinance debt and make payments on the outstanding line of credit debt, net of $5.5 million in financing cost and $2.5 million return of capital to Parent.

The Company issued $145 million of 9.75% Senior Subordinated Notes on April 23, 1998, due in 2008 (the "Notes"). The net proceeds were used by the Company to refinance the U.S. indebtedness, including borrowings incurred in connection with the acquisition in February 1998 of substantially all of the assets of CSI, as previously mentioned in Notes 3 and 5. Concurrently with the issuance of the Notes, the Company obtained under its domestic revolving credit facility additional availability of $5.0 million in excess of the Borrowing Base (but in no event more than $30 million). This additional availability is available to the Company through April 30, 1999. At the same time, the interest rate under this revolving credit facility was reduced to LIBOR plus 2.25%. At July 5, 1998, the Company's outstanding borrowings under the revolving credit facility was $6.5 million and there was additional availability thereunder of $9.7 million.

The Company expects to fund its domestic cash requirements with cash flow from operations and borrowings under its domestic revolving credit facility. The Company expects that Polytek will fund its cash requirements with cash flow from its own operations and borrowings under the facilities with ABN AMRO.

The Company believes that net cash from operations, together with amounts available under the revolving credit facility and the Polytek facility, will be adequate to fund the payment of interest on its outstanding indebtedness as well as its capital expenditure plans and working capital needs.

Management believes that inflation did not have a significant impact on operations.

The information provided contains certain forward-looking statements and information that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company's management.

When used in this document, the words "anticipate," "believe," "estimate" and "expect" identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                  PART II.     OTHER INFORMATION

ITEM 1.           Legal Proceedings.

                  Settlement of Employment Dispute. In August 1998, Polytek settled an employment dispute with a Managing Director and agreed to pay said former director 892,000 guilders (approximately $440,000).

ITEM 5.           Other Matters.

                  Exchange Offer.

                  On August 17, 1998, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 with respect to its 9-3/4% Senior Subordinated Notes due 2008 ("New Notes") which are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis, by the Subsidiary Guarantors. On September 16, 1998, the Company concluded its exchange offer and the New Notes were exchanged for $145 million aggregate principal amount of the Company's then outstanding 9-3/4% senior notes due 2008 ("Old Notes"). The terms of the New Notes are identical in all material respects to those of the Old Notes except for certain transfer restrictions and registrations rights relating to the Old Notes.


                  New Credit Facility.

                  General. As of September 29, 1998, the Company entered into a new credit facility (the "New Credit Facility") with First Union National Bank ("First Union"). The New Credit Facility replaces the Company's Revolving Credit Facility with NationsCredit Commercial Corporation ("NationsCredit"), provides for up to $30.0 million of borrowings from time to time for a term of five years and includes a subfacility for the issuance of letters of credit up to a maximum aggregate amount at any one time outstanding not to exceed $2 million. The Company's initial borrowing under the New Credit Facility, on October 1, 1998, was approximately $4.9 million, the proceeds of which were used to repay all outstanding indebtedness (together with certain fees and expenses) of the Company under its Revolving Credit Facility with NationsCredit.

                  Security. Indebtedness under the New Credit Facility is secured by a first priority security interest in all accounts receivable, inventory, machinery and equipment (including molds) of the Company and each of its domestic subsidiaries. In addition, the Company and each of its domestic subsidiaries has granted a negative pledge with respect to certain other assets, including real property, general intangibles and intellectual property (including patents).

                  Interest. Indebtedness under the New Credit Facility bears interest at a floating rate based (at the Company's option) upon (i) LIBOR (for either one, two, three or six months), plus an Applicable Margin ranging from 1.25% to 2.25% (initially 1.75%) or (ii) the Base Rate (the greater of the Prime Rate announced by First Union or the Federal Funds Rate plus 0.50%) plus an Applicable Margin ranging from 0.00% to 1.00% (initially 0.50%).

                  Borrowing Base. The availability of borrowings under the New Credit Facility is subject to a Borrowing Base equal to the sum of (i) 85% of eligible accounts receivable, (ii) 60% of eligible inventory, (iii) 75% of the orderly liquidation value of selected eligible machinery and equipment, (iv) 80% of the cost of certain new machinery and equipment and (v) 60% of the cost of the conversion of certain existing machinery and equipment.

                  Covenants. The New Credit Facility requires the Company to meet certain financial tests at the end of each fiscal quarter, including a Funded Indebtedness to EBITDA Ratio from the closing date through June 30, 2000 of 6.25:1.0, decreasing incrementally to 4.5:1.0 at July 1, 2002 and thereafter, and a Fixed Charge Coverage Ratio of not less than 1.0:1.0 for any fiscal period. The New Credit Facility also contains covenants that include, without limitation: (i) required delivery of financial statements, other reports and borrowing base certificates; (ii) limitation on liens; (iii) limitations on mergers, consolidations and sales of assets; (iv) limitations on incurrence of debt; (v) limitation on permitted capital expenditures; (vi) limitations on restricted payments; (vii) limitations on investments and acquisitions; (viii) limitations on transactions with affiliates; and (ix) limitations on changes in the Company's line of business.

                  Events of Default; Remedies. The New Credit Facility provides for customary events of default.

                  Election of Chief Financial Officer and Vice President. Effective September 16, 1998, due to family considerations, Louis H. Dixey, Jr. resigned from his positions as a Director and the Chief Financial Officer of the Company. Mr. Dixey also resigned from all other offices held by him in the Company and the Company's subsidiaries. By unanimous written consent of the Company's Board of Directors, Peter Giallorenzo was elected to succeed Mr. Dixey as the Chief Financial Officer and Vice President of the Company. Prior to joining the Company and since 1988, Mr. Giallorenzo served as Senior Vice President and Chief Operating Officer of Taro Pharmaceuticals.

ITEM 6.           Exhibits and Reports on Form 8-K.

(a)               Exhibits 10 and 27 are included with this report.

(b)               No reports on Form 8-K were filed for the quarter ended July
                  5, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  INDESCO INTERNATIONAL, INC.



                  By: /s/  Peter Giallorenzo
                      --------------------------------------------
                      Peter Giallorenzo

                      Vice President and Chief Financial Officer

                      (Duly Authorized Officer and Principal Financial Officer)


Date:             October 1, 1998