Form 10-Q
period 1998-10-04
INDESCO INTERNATIONAL INC
filed 1998-11-18
CIK 1061701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended October 4, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

          For the transition period from _____________ to _____________

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

                                 Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 15, 1998)

                   Common Stock: 200 shares, par value $0.01

                           INDESCO INTERNATIONAL, INC.
                                    FORM 10-Q
                          QUARTER ENDED OCTOBER 4, 1998
                                      INDEX

                                                                            Page

PART I.                    FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Balance Sheets of AFA Holdings Co. at
         December 31, 1997 and of Indesco International, Inc. at October
         4, 1998 (Unaudited)                                                   4

         Condensed Consolidated Statements of Operations (Unaudited) of
         WTI, Inc. (Predecessor) for the One Month Ended July 31, 1997,
         of AFA Holdings Co. for the Two Months Ended October 5, 1997
         and of Indesco International, Inc. for the Three Months Ended
         October 4, 1998                                                       5

         Condensed Consolidated Statements of Operations (Unaudited) of
         WTI, Inc. (Predecessor) for the Seven Months Ended July 31,
         1997, of AFA Holdings Co. for the Two Months Ended October 5,
         1997 and of Indesco International, Inc. for the Nine Months Ended
         October 4, 1998                                                       6

         Condensed Consolidated Statements of Cash Flows (Unaudited) of
         WTI, Inc. (Predecessor) for the Seven Months Ended July 31,
         1997, of AFA Holdings Co. for the Two Months Ended October 5,
         1997 and of Indesco International, Inc. for the Nine Months Ended
         October 4, 1998                                                       7

         Notes to Condensed Consolidated Financial Statements (Unaudited)      8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                               22

PART II. OTHER INFORMATION                                                    28

ITEM 6. Exhibits and Reports on Form 8-K                                      30

SIGNATURE

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE NINE-MONTH PERIODS ENDED OCTOBER 5, 1997 AND OCTOBER 4, 1998

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

               Condensed Consolidated Balance Sheets (See Note 1)
                      December 31, 1997 and October 4, 1998
                                 (in Thousands)




                                                                AFA HOLDINGS CO.
                                                                   DECEMBER 31    OCTOBER 4, 1998
                                                                      1997          (UNAUDITED)
                                   ASSETS
Current Assets:
     Cash and Cash Equivalents                                      $   1,051        $   2,183
     Accounts Receivable                                                6,821           16,134
     Inventories                                                        9,918           16,520
     Prepaid Expenses and Other Assets                                    605              439
                                                                    ---------        ---------
         Total Current Assets                                          18,395           35,276

Property Plant and Equipment, Net                                      28,009           59,813
Excess Cost Over Fair Value of Net Assets Acquired, Net                 6,365           68,260
Patents and Other Intangibles, Net                                      5,834            5,002
Deferred Financing Costs                                                1,628            5,990
Other Assets                                                              656            1,074
                                                                    ---------        ---------
     TOTAL ASSETS                                                   $  60,887        $ 175,415
                                                                    =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current Portion of Long-Term Debt                              $   2,379        $     704
     Notes Payable                                                      4,762            3,216
     Accounts and Drafts Payable                                        2,410            8,877
     Income Taxes Payable                                                  --              361
     Other Accrued Expenses                                             3,334           10,221
                                                                    ---------        ---------
         Total Current Liabilities                                     12,885           23,379

Subordinated Debt                                                       3,000               --
Long-Term Debt                                                         41,154          154,781
Deferred Income Taxes                                                     632              524
                                                                    ---------        ---------
     Total Liabilities                                                 57,671          178,684
Commitments and Contingencies
Stockholders' Equity:
     Common Stock, Authorized 3,000 Shares of $.01 Par Value;
         200 Shares Issued and Outstanding in 1998                        242               --
     Additional Paid-in Capital                                         4,320            5,062
     Accumulated Deficit                                               (1,374)          (8,526)
     Accumulated Other Comprehensive Income                                28              195
                                                                    ---------        ---------
         Total Stockholders' Equity                                     3,216           (3,269)
                                                                    ---------        ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  60,887        $ 175,415
                                                                    =========        =========

    The accompanying notes are an integral part of the financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Operations (See Note 1)
 For the One Month Ended July 31, 1997 and Two Months Ended October 5, 1997 and
                     the Three Months Ended October 4, 1998
                                   (Unaudited)
                                 (in Thousands)

                                                            WTI, INC. AND
                                                             SUBSIDIARIES                                     INDESCO
                                                           (PREDECESSOR TO          AFA HOLDINGS CO.     INTERNATIONAL, INC.
                                                          INDESCO HOLDINGS CO.)    AND SUBSIDIARIES      AND SUBSIDIARIES
                                                            ONE MONTH ENDED        TWO MONTHS ENDED      THREE MONTHS ENDED
                                                             JULY 31, 1997          OCTOBER 5, 1997       OCTOBER 4, 1998
                                                             -------------          ---------------       ---------------
Net Sales                                                      $  3,451               $  8,135               $ 27,572
Cost of Sales                                                     2,439                  5,871                 20,087
                                                               --------               --------               --------
     Gross Profit                                                 1,012                  2,264                  7,485

Operating Expenses:
     Selling, General and Administrative Expenses                   396                    973                  3,049
     Research and Development                                        14                     44                    390
     Amortization of Intangibles                                    131                    266                    712
                                                               --------               --------               --------
         Total Operating Expenses                                   541                  1,283                  4,151
                                                               --------               --------               --------
              Income From Operations                                471                    981                  3,334

Other (Income) Expense:
     Interest                                                       335                    889                  3,909
     Other                                                         (390)                   (21)                   (19)
                                                               --------               --------               --------
     Total Other (Income) Expense, Net                              (55)                   868                  3,890
                                                               --------               --------               --------
         Income (Loss) Before Provision for
              Income Taxes                                          526                    113                   (556)
Provision for Income Taxes                                           62                     24                    225
                                                               --------               --------               --------
     NET INCOME (LOSS)                                         $    464               $     89               $   (781)
                                                               ========               ========               ========

    The accompanying notes are an integral part of the financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Operations (See Note 1)
 For the Seven Months Ended July 31, 1997, the Two Months Ended October 5, 1997
                    and the Nine Months Ended October 4, 1998
                                   (Unaudited)
                                 (in Thousands)

                                                           WTI, INC. AND
                                                            SUBSIDIARIES                                      INDESCO
                                                           (PREDECESSOR TO        AFA HOLDINGS CO.      INTERNATIONAL, INC.
                                                         INDESCO HOLDINGS CO.)   AND SUBSIDIARIES        AND SUBSIDIARIES
                                                          SEVEN MONTHS ENDED     TWO MONTHS ENDED        NINE MONTHS ENDED
                                                             JULY 31, 1997        OCTOBER 5, 1997         OCTOBER 4, 1998
                                                             -------------        ---------------         ---------------
Net Sales                                                      $ 32,988               $  8,135               $ 84,289
Cost of Sales                                                    23,315                  5,871                 59,349
                                                               --------               --------               --------
     Gross Profit                                                 9,673                  2,264                 24,940

Operating Expenses:
     Selling, General and Administrative Expenses                 3,529                    973                  9,426
     Research and Development                                       110                     44                    792
     Amortization of Intangibles                                    982                    266                  1,969
                                                               --------               --------               --------
         Total Operating Expenses                                 4,621                  1,283                 12,187
                                                               --------               --------               --------
              Income From Operations                              5,052                    981                 12,753

Other (Income) Expense:
     Interest                                                     2,295                    889                 11,730
     Other                                                         (670)                   (21)                   106
                                                               --------               --------               --------
     Total Other Expense, Net                                     1,625                    868                 11,836
                                                               --------               --------               --------
         Income Before Extraordinary Item
              and Provision for Income Taxes                      3,427                    113                    917
Provision for Income Taxes                                          354                     24                    464
                                                               --------               --------               --------
     Income Before Extraordinary Item                             3,073                     89                    453
Extraordinary Item - Loss on Early
     Extinguishment of Debt                                                                                     7,605
                                                               --------               --------               --------
     NET INCOME (LOSS)                                         $  3,073               $     89               $ (7,152)
                                                               ========               ========               ========

    The accompanying notes are an integral part of the financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (See Note 1)
 For the Seven Months Ended July 31, 1997, the Two Months Ended October 5, 1997
                   and the Nine Months Ended October 4, 1998
                                   (Unaudited)
                                 (in Thousands)

                                                                    WTI, INC. AND
                                                                     SUBSIDIARIES                                      INDESCO
                                                                   (PREDECESSOR TO          AFA HOLDINGS CO.     INTERNATIONAL, INC.
                                                                 INDESCO HOLDINGS CO.)      AND SUBSIDIARIES       AND SUBSIDIARIES
                                                                   SEVEN MONTHS ENDED       TWO MONTHS ENDED       NINE MONTHS ENDED
                                                                     JULY 31, 1997           OCTOBER 5, 1997       OCTOBER 4, 1998
                                                                     -------------           ---------------       ---------------
Cash Flows From Operating Activities:
     Net Income (Loss)                                                 $   3,073               $      89               $  (7,152)

     Adjustments to Reconcile Net Income (Loss) to
         Net Cash Provided (Used) by Operating
         Activities:
         Depreciation                                                      1,926                     644                   4,962
         Amortization                                                        594                     243                   1,990
         Deferred Income Taxes                                            (1,939)                     40
         Other, Net                                                         (118)
         Gain on Sale of Property, Plant and Equipment                       (21)
         Foreign Currency Transaction Gains                                  (545)
         Write-off of Deferred Financing Costs                                                                             6,654
     Changes in Operating Assets and Liabilities:
         Accounts Receivable                                                 694                   1,157                  (9,128)
         Inventories                                                         172                    (197)                 (1,168)
         Prepaid Expenses and Other Assets                                   293                     215                     989
         Accounts and Drafts Payable                                         891                     613                   4,048
         Income Taxes Payable                                              1,389                       9                     (45)
         Other Accrued Expenses                                             (581)                 (1,002)                  5,010
                                                                       ---------               ---------               ---------
              Total Adjustments                                            2,755                   1,722                  13,312
                                                                       ---------               ---------               ---------
                   Net Cash Provided (Used) by
                        Operating Activities                               5,828                   1,811                   6,160

Cash Flows From Investing Activities:
     Acquisition of CSI, Net of Cash Acquired                                                                            (92,947)
     Expenditures for Property, Plant and Equipment                       (2,498)                    (97)                 (7,107)
     Disposal of Property, Plant and Equipment                                23                                              14
     Other                                                                   (70)                                           (700)
                                                                       ---------               ---------               ---------
         Net Cash Used by Investing Activities                            (2,545)                    (97)               (100,740)

Cash Flows From Financing Activities:
     Proceeds from Senior Subordinated Notes                                                                             145,000
     Proceeds from Term Loans                                              1,321                                         135,000
     Repayment of Long-Term Debt                                          (1,174)                 (1,046)               (176,127)
     Payment of Deferred Financing Costs                                                                                 (11,418)
     Net (Repayment) Borrowings Under Revolving
         Credit Agreements                                                (1,775)                   (235)                  5,733
     Return of Capital to Parent                                                                                          (2,500)
                                                                       ---------               ---------               ---------
         Net Cash Provided (Used) by Financing Activities                 (1,628)                 (1,281)                 95,688
                                                                       ---------               ---------               ---------
Effect of Exchange Rate Changes on Cash                                     (102)                     (3)                     24
                                                                       ---------               ---------               ---------
     Net Increase in Cash and Cash Equivalents                             1,553                     430                   1,132
Cash and Cash Equivalents at Beginning of Year                               838                   1,001                   1,051
                                                                       ---------               ---------               ---------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   2,391               $   1,431               $   2,183
                                                                       =========               =========               =========
Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Period for:
     Interest                                                          $     580               $     760               $   5,340
                                                                       =========               =========               =========
     Income Taxes                                                      $   2,817                   $ -0-               $     411
                                                                       =========               =========               =========

    The accompanying notes are an integral part of the financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)

(1)      ORGANIZATION AND BASIS OF PRESENTATION

         Indesco International, Inc. (the "Company"), is a wholly owned subsidiary of Indesco Holdings Co., formerly AFA Holdings Co. ("Parent"). The Company manufactures and sells finger activated liquid dispensing devices ("trigger sprayers"). The Parent was formed in July 1997 to acquire, through a wholly-owned subsidiary, certain assets and liabilities of AFA Products, Inc. ("AFA"), located in Forest City, North Carolina. Concurrent with this transaction, a stockholder of the Parent and an affiliate of another stockholder of the Parent acquired the outstanding capital stock of AFA Polytek B.V. ("Polytek") based in The Netherlands. AFA and Polytek were formerly operating subsidiaries of W.T.I., Inc. ("WTI" or "Predecessor"). In addition, effective February 1, 1998, the Company acquired certain assets and liabilities of Continental Sprayers International ("CSI"), a division of Contico International, Inc. for approximately $93 million (see Note 3). Concurrent with the CSI acquisition, Polytek became a wholly-owned subsidiary of the Company.

         The accompanying condensed consolidated balance sheet as of October 4, 1998 includes the accounts of the Company and its subsidiaries (AFA, Polytek and CSI) as compared to the balance sheet as of December 31, 1997 of the Parent which includes the accounts of the Parent, AFA and Polytek.

         The accompanying condensed consolidated statement of operations of the Company includes the results of operations of the Company, AFA and Polytek, for the three and nine months ended October 4, 1998, and the results of operations of CSI from its acquisition on February 1, 1998, through October 4, 1998. The 1997 condensed consolidated statement of operations reflect the financial results of WTI for the one month and seven months ended July 31, 1997, and the financial results of the Parent for the two months ended October 5, 1997, which include the results of operations of AFA and Polytek.

         The Company's balance sheet, statements of operations and cash flows for 1998 are not directly comparable to those of its Predecessor or the Parent for the corresponding 1997 periods due to the fact CSI's operating results are not included therein.

         The condensed consolidated balance sheet as of October 4, 1998, and the condensed consolidated statements of operations and cash flows of WTI, Inc. for the one month ended July 31, 1997, of the Parent for the two months ended October 5, 1997, and of the Company for the three and nine months ended October 4,1998, are unaudited but in the opinion of management, have been prepared on the same basis as the related annual audited financial statements and include all significant adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in the notes to the financial statements for these periods are also unaudited. Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The condensed consolidated financial statements and notes thereto should be read in conjunction with the related annual audited financial statements and notes thereto. Results for the three and nine months ended October 4, 1998 are not necessarily indicative of the results that may be expected for the entire year.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)

(2)      SIGNIFICANT ACCOUNTING POLICIES

         The condensed consolidated financial statements have been prepared using the accounting policies disclosed in the related annual audited financial statements.

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

         Recently Issued Accounting Standards

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, is effective for years beginning after December 15, 1997. This statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. During the one month ended July 31, 1997, the two months ended October 5, 1997, and the three months ended October 4, 1998, total comprehensive income (loss) amounted to ($131), $301 and ($615), respectively. During the nine months ended October 4, 1998, total comprehensive loss amounted to $6,985.

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

(3)      ACQUISITIONS

         (a) AFA and Polytek

         AFA was acquired for an aggregate purchase price of $46,938 (including expenses of $1,926), and Polytek was acquired for approximately $800 and refinancing of debt of approximately $7,900.

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

         (b) Continental Sprayers International

         Effective February 1, 1998, the Company acquired CSI for $92,947 in cash, paid outstanding debt of AFA of $39,567 and paid fees of $5,439. Such amounts were paid through the issuance of term loans of $135,000 and borrowings under a revolving credit facility.

         The CSI acquisition was accounted for using the purchase method of accounting. The Company increased the value of inventory $850 in accordance with Accounting Principles Board Opinion No. 16 and has recorded fixed assets and identifiable intangibles at their net historical book value, pending completion of appraisals. Differences, if any, between these amounts and the amounts resulting from appraisals and valuations of these assets, which have not yet been completed, will be reflected as adjustments to goodwill, which may increase or decrease related depreciation and amortization charges.

         Condensed proforma unaudited results of operations of the Company before extraordinary items for the nine-month periods ended October 5, 1997 and October 4, 1998 as if the transactions had occurred on January 1, 1997 are as follows:

                                                        NINE MONTH PERIODS ENDED
                                                       ---------------------------
                                                       OCTOBER 5,       OCTOBER 4,
                                                          1997            1998
                                                       -----------     -----------
Net Sales                                               $73,405          $89,135
                                                        =======          =======
Net Income Before Extraordinary Item                    $ 2,497          $   776
                                                        =======          =======

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)

(4)      INVENTORIES

         The components of inventories as of December 31, 1997 and October 4, 1998 are summarized as follows:

                                                 DECEMBER 31,         OCTOBER 4,
                                                     1997                1998
                                                 ------------         -----------
Raw Material                                       $ 2,172               $ 3,646
Work-in-Process                                      3,346                 6,851
Finished Goods                                       4,400                 6,023
                                                   -------               -------
                                                   $ 9,918               $16,520
                                                   =======               =======

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)

(5)      DEBT

         Debt consists of the following:

                                                                     OCTOBER 4, 1998
Total Working Capital Borrowings (a).                                   $  3,216
                                                                        ========

LONG-TERM DEBT

Revolving credit facility, dollar denominated
bearing interest at 7.10 percent at October 4, 1998 (b).                $  4,890

Senior subordinated notes, dollar denominated
bearing interest at 9.75 percent at October 4, 1998 (c).                 145,000

ABN/AMRO loan, Dutch Guilder ("NLG") denominated, bearing
interest at 6.10 percent at October 4, 1998 (d).                           4,152

Senior mortgage note, NLG denominated, payable in quarterly
principal installments (NLG 175,000 or US$ 95,000 per annum),
bearing interest at 5.50 percent at October 4, 1998 (e).                   1,235

Installment notes payable, NLG denominated, bearing interest at
rates ranging from 7.10 percent to 7.75 percent at October 4, 1998.          208
                                                                        --------
                                                                         155,485
Less:  Current Portion                                                       704
                                                                        --------
TOTAL LONG-TERM DEBT                                                    $154,781
                                                                        ========

Working Capital Borrowings

(a) Netherlands

Borrowings under the NLG denominated line of credit have a maximum limit of NLG 11,000 ($5,970 at October 4, 1998). Interest payments on the NLG denominated line of credit are due quarterly or, with respect to interest due on short-term loans borrowed under the line of credit, at the end of the short-term loan period. Borrowings under the NLG line of credit are collateralized by a lien on certain real property of Polytek. This line of credit contains certain covenants, the most significant of which relates to minimum net worth requirements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)

(5)      DEBT (CONTINUED)

         Long-Term Debt

         (b) U.S.

         Effective February 1, 1998, the Company consummated the CSI acquisition, refinanced the AFA debt of approximately $40 million in its entirety and acquired all of the capital stock of Polytek. Funds used for the CSI acquisition and the refinancing of the AFA debt were provided by a credit facility comprised of (a) term loans, which consisted of (i) a $70.0 million principal amount Tranche A Term Loan, bearing interest at LIBOR, plus 3.75 percent; and (ii) a $65.0 million Tranche B Term Loan, bearing interest at LIBOR, plus 5.50 percent, and
         (b) a revolving credit facility (the "Revolving Credit Facility").

         Interest payments on the Revolving Credit Facility were required monthly, beginning February 28, 1998 at a rate of LIBOR, plus 3.00 percent. Effective April 23, 1998, the Company obtained under the Revolving Credit Facility additional availability of $5.0 million in excess of the Borrowing Base (but in no event more than $30 million) and a reduced interest rate of LIBOR plus 2.25 percent.

         New Credit Facility.

         General. As of September 29, 1998, the Company, AFA and CSI entered into a new credit facility (the "New Credit Facility") with First
         Union National Bank ("First Union"). The New Credit Facility replaces the Revolving Credit Facility with NationsCredit Commercial Corporation ("NationsCredit"), provides for up to $30.0 million of borrowings from time to time for a term of five years and includes a subfacility for the issuance of letters of credit up to a maximum aggregate amount at any one time outstanding not to exceed $2 million. The Company's initial borrowing under the New Credit Facility, on October 1, 1998, was approximately $4.9 million, the proceeds of which were used to repay all outstanding indebtedness (together with certain fees and expenses) of the Company under its Revolving Credit Facility with NationsCredit.

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

         Covenants. The New Credit Facility requires the Company (on a consolidated basis, including all domestic subsidiaries and Polytek) to meet certain financial tests at the end of each fiscal quarter, including a Funded Indebtedness to EBITDA Ratio from the closing date through June 30, 2000 of 6.25:1.0, decreasing incrementally to 4.5:1.0 at July 1, 2002 and thereafter, and a Fixed Charge Coverage Ratio of not less than 1.0:1.0 for any fiscal quarter. The New Credit Facility also contains covenants that include, without limitation: (i) required delivery of financial statements, other reports and borrowing base certificates; (ii) limitation on liens; (iii) limitations on mergers, consolidations and sales of assets; (iv) limitations on incurrence of debt; (v) limitation on permitted capital expenditures; (vi) limitations on restricted payments; (vii) limitations on investments and acquisitions; (viii) limitations on transactions with affiliates; and (ix) limitations on changes in the Company's line of business.

         Events of Default. The New Credit Facility provides for customary events of default.

         (c) Senior Subordinated Notes

         On April 23, 1998, the Company issued $145,000 of 9.75 percent Senior Subordinated Notes due April 15, 2008 (the "Old Notes"). The net proceeds were used by the Company to refinance U.S. indebtedness, including borrowings incurred in connection with the acquisition in February 1998 of substantially all of the assets of CSI, as previously mentioned in Notes (1) and (3). Interest on the Old Notes was payable semi-annually on April 15 and October 15, commencing October 15, 1998.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)

(5)      DEBT (CONTINUED)

         (c) Senior Subordinated Notes (Continued)

         The Old Notes were to be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003, at certain specified redemption prices, plus accrued and unpaid interest thereon through the redemption date. In addition, at any time on or before April 15, 2001, the Company could redeem up to 35 percent of the initial aggregate principal amount of the Old Notes with the net proceeds of one or more equity offerings at a redemption price equal to 109.75 percent of the principal amount thereof, plus accrued and unpaid interest, if any, through the date of redemption; provided that at least 65 percent of the initial aggregate principal amount of the Old Notes remained outstanding. Upon a change of control, the Company would be required to make an offer to purchase all outstanding Old Notes at 101 percent of the principal amount thereof, plus accrued and unpaid interest through the date of purchase.

         The Old Notes were unsecured senior subordinated obligations of the Company and were subordinated in right of payment to all existing and future Senior Indebtedness of the Company, including indebtedness under its Revolving Credit Facility. The Old Notes were ranked pari passu with all existing and future senior subordinated indebtedness of the Company, were ranked senior to all other existing and future Subordinated Indebtedness of the Company and were fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by each of the Company's existing and future U.S. subsidiaries (the "Subsidiary Guarantors") (see Note 9). The Old Notes were also effectively subordinated to all existing and future Senior Indebtedness of the Company's subsidiaries.

         On August 17, 1998, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 with respect to its 9.75% Senior Subordinated Notes due April 15, 2008 ("New Notes") which were fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis, by the Subsidiary Guarantors (See
         Note 9). On September 16, 1998, the Company concluded its exchange offer and the New Notes were exchanged for $145,000 aggregate principal amount of the Old Notes. The New Notes are subordinated in right of payment to all existing and future Senior Indebtedness, including indebtedness under the New Credit Facility and, except for certain transfer restrictions and registrations rights relating to the Old Notes, are identical in all material respects to the Old Notes.

         (d) ABN/AMRO Loan

         Polytek has a credit facility with the ABN-AMRO Bank, The Netherlands. This credit facility includes a loan of up to NLG 8,500 ($4,613), requiring quarterly payments of $115 through 2007. This Note is collateralized by a lien on certain real property of Polytek. This Note contains certain covenants, the most significant of which relate to minimum net worth requirements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 (in Thousands)

(5)      DEBT (CONTINUED)

         (e) Senior Mortgage Note

         In connection with the construction of a manufacturing facility, Polytek obtained a NLG 3,500 ($1,235) mortgage from ABN-AMRO Bank, The Netherlands. Borrowings under this Mortgage Agreement are collateralized by a lien on certain real property of Polytek.

(6)      EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

         In conjunction with the acquisition of CSI, the Company repaid outstanding debt of approximately $40 million in February 1998 and refinanced its term loan borrowing on April 23, 1998 (see Notes (1) and (3)). As a result, the Company expensed $6,654 of deferred financing costs and $951 of prepayment penalties as an extraordinary loss.

(7)      INCOME TAXES

         Pre-tax loss after the effect of the extraordinary item for the nine months ended October 4, 1998 consists of:

                                                                          1998
                                                                          ----
         United States                                                  $(7,516)
         Foreign                                                            828
                                                                        -------
         TOTAL PRE-TAX LOSS                                             $(6,688)
                                                                        =======

         The condensed consolidated statement of operations includes income taxes on foreign subsidiary income and minimum state taxes. The Company has recorded a full valuation allowance related to the potential tax benefit of the net operating loss carryforward.

(8)      RELATED PARTY TRANSACTIONS

         Management Fees

         Effective February 4, 1998, the Company entered into a new management agreement with an affiliate of one of the shareholders of the Parent that provides for annual payments of $300 and expires on July 29, 2008, subject to renewal for successive five-year periods.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 (in Thousands)

(8)      RELATED PARTY TRANSACTIONS (CONTINUED)

         For the nine-month period ended October 4, 1998, $225 of management fees and certain expenses was recorded. As of October 4, 1998 and December 31, 1997, the balance of unpaid fees, which has been included in other accrued expenses in the accompanying balance sheet were $0 and $125, respectively.

         Transactions with Affiliates

         The Company has a 41 percent ownership in an affiliate, which is accounted for using the equity method. Earnings of the affiliate are not material to the operations of the Company. During the nine months ended October 4, 1998 and year ended December 31, 1997, the Company purchased molds from the affiliate for approximately $217 and $283, respectively. During the nine-month period ended October 4, 1998, the affiliate provided certain repairs and maintenance at a cost to the Company of approximately $153. Included in accounts payable in the accompanying balance sheet at October 4, 1998 and December 31, 1997 is approximately $93 and $81, respectively, relating to these assets and services provided by the affiliate.

         Professional Services

         The law firm of Gratch, Jacobs & Brozman, P.C., of which one of the Parent's shareholders is a senior member, provides legal services on an ongoing basis to the Company and its subsidiaries. For the nine-month period ended October 4, 1998, the Company incurred fees of approximately $868 to Gratch, Jacobs & Brozman, P.C.


(9)      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         The New Notes (described in Note 5) are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis, by the Subsidiary Guarantors. Polytek and CSI's UK subsidiary are non-guarantor subsidiaries.

         The following condensed consolidating financial statements include the accounts of the Company, the Subsidiary Guarantors, and the non-guarantor subsidiaries.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 October 4, 1998
                                   (Unaudited)
                                 (in Thousands)

                                     ASSETS

                                                    INDESCO            GUARANTOR     NON-GUARANTOR
                                               INTERNATIONAL, INC.    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                               -------------------    ------------    ------------     ------------     ------------
Current Assets:
   Cash and Cash Equivalents                            $   1,076       $     877       $     230                       $   2,183
   Accounts Receivable                                      9,042          11,603           5,246          (9,757)         16,134
   Inventories                                                             11,497           5,010              13          16,520
   Prepaid Expenses and Other Assets                           90             131             218                             439
                                                        ---------       ---------       ---------       ---------       ---------
      Total Current Assets                                 10,208          24,108          10,704          (9,744)         35,276

Property and Equipment, Net                                                49,318          10,495                          59,813
Excess Cost Over Fair Value
    of Net Assets Acquired, Net                                            72,890          (4,630)                         68,260
Patents and Other Intangibles, Net                                          5,002                                           5,002
Deferred Financing Costs                                    5,862                             128                           5,990
Investment in Subsidiaries                                131,549                             672        (131,549)            672
Other Assets                                                                  402                                             402
                                                        ---------       ---------       ---------       ---------       ---------
   TOTAL ASSETS                                         $ 147,619       $ 151,720       $  17,369        (141,293)      $ 175,415
                                                        =========       =========       =========       =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current Portion of Long-Term Debt                    $               $               $     704                       $     704
   Notes Payable                                                                            3,216                           3,216
   Accounts and Drafts Payable                                873           5,934           2,092             (22)          8,877
   Income Taxes Payable                                                       139             222                             361
   Other Accrued Expenses                                   6,478          11,390           2,119          (9,766)         10,221
                                                        ---------       ---------       ---------       ---------       ---------
      Total Current Liabilities                             7,351          17,463           8,353          (9,788)         23,379

Advances from Parent                                                      127,130           2,340        (129,470)
Long-Term Debt                                            149,890                           4,891                         154,781
Deferred Income Taxes                                                                         524                             524
                                                        ---------       ---------       ---------       ---------       ---------
   Total Liabilities                                      157,241         144,593          16,108        (139,258)        178,684
Stockholders' Equity:
  Common Stock                                             (2,500)          3,000             250            (750)
  Additional Paid-in Capital                                                3,810             527             725           5,062
  Accumulated Deficit                                      (7,122)            317             314          (2,035)         (8,526)
  Accumulated Other
       Comprehensive Income                                                                   170              25             195
                                                        ---------       ---------       ---------       ---------       ---------
         Total Stockholders' Equity                        (9,622)          7,127           1,261          (2,035)         (3,269)
                                                        ---------       ---------       ---------       ---------       ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 147,619       $ 151,720       $  17,369        (141,293)      $ 175,415
                                                        =========       =========       =========       =========       =========

                 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          For the Nine Months Ended October 4, 1998
                                     (Unaudited)
                                   (in Thousands)

                                           INDESCO         GUARANTOR      NON-GUARANTOR
                                      INTERNATIONAL, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      -------------------  ------------   ------------   ------------   ------------
Net Sales                                  $               $ 62,810       $ 21,622            (143)       $ 84,289
Cost of Sales                                                42,405          17,055           (111)         59,349
                                           --------        --------       --------        --------        --------
   Gross Profit                                              20,405           4,567            (32)         24,940

Selling, General and Administrative
   Expenses                                   2,084           6,769          3,334                          12,187
                                           --------        --------       --------        --------        --------
   Income from Operations                    (2,084)         13,636          1,233             (32)         12,753

Other Expense (Income):
   Interest                                   1,876           9,514            342              (2)         11,730
   Other                                                         43             63                             106
    Equity in Income of Consolidated
       Subsidiaries                          (2,005)                                         2,005
                                           --------        --------       --------        --------        --------
        Total Other Expense, Net               (129)          9,557            405           2,003          11,836

Income Before Extraordinary Item and
   Provision for Income Taxes                (1,955)          4,079            828          (2,035)            917
Provision for Income Taxes                                      165            299                             464
                                           --------        --------       --------        --------        --------
   Income Before Extraordinary Item          (1,955)          3,914            529          (2,035)            453
Extraordinary Item - Loss on Early
    Extinguishment of Debt                    5,167           2,438                                          7,605
                                           --------        --------       --------        --------        --------
   NET INCOME (LOSS)                       $ (7,122)       $  1,476       $    529          (2,035)       $ (7,152)
                                           ========        ========       ========        ========        ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   For the Nine Months Ended October 4, 1998
                                   (Unaudited)
                                 (in Thousands)

                                               INDESCO           GUARANTOR      NON-GUARANTOR
                                          INTERNATIONAL, INC.   SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                          -------------------   ------------     ------------     ------------     ------------
Cash Flows From Operating Activities            $ (10,640)       $  11,399        $     325            5,076        $   6,160

Cash Flows From Investing Activities:
  Acquisition of CSI                              (92,947)                                                            (92,947)
  Expenditures for Property and Equipment                           (6,388)            (719)                           (7,107)
  Disposal of Property and Equipment                                    14                                                 14
  Other                                                               (241)            (459)                             (700)
                                                ---------        ---------        ---------        ---------        ---------
   Net Cash Used by Investing Activities          (92,947)          (6,615)          (1,178)                         (100,740)
Cash Flows From Financing Activities:
  Proceeds from Long-Term Debt                    280,000                                                             280,000
  Repayment of Long-Term Debt                    (135,000)         (40,542)            (585)                         (176,127)
  Payments of Deferred Financing Costs            (11,297)                             (121)                          (11,418)
  Net (Repayment) Borrowings Under
    Revolving Credit Agreements                    10,057                               843           (5,167)           5,733
  Return of Capital To Parent                      (2,500)                                                             (2,500)
 Advances from Parent                             (36,597)          36,493               13               91
                                                ---------        ---------        ---------        ---------        ---------
    Net Cash Provided (Used) by
       Financing Activities                       104,663           (4,049)             150           (5,076)          95,688
                                                ---------        ---------        ---------        ---------        ---------
  Effect of Exchange Rate Changes on Cash                                                24                                24
    Net Increase (Decrease) in Cash
      and Cash Equivalents                          1,076              735             (679)                            1,132
  Cash and Cash Equivalents at
    Beginning of Year                                                  142              909                             1,051
                                                ---------        ---------        ---------        ---------        ---------
  CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                               $   1,076        $     877        $     230                         $   2,183
                                                =========        =========        =========        =========        =========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS.

The accompanying condensed consolidated statements of operations of the Company include the results of operations of the Company, AFA and Polytek, for the three months and nine months ended October 4, 1998, and the results of operations of CSI from its acquisition on February 1, 1998 through October 4, 1998. The 1997 condensed consolidated statement of operations reflect the financial results of WTI for the one month and seven months ended July 31, 1997 and the financial results of the Parent for the two months ended, October 5, 1997, and Parent which include the results of AFA and Polytek. The results of operations of WTI and Parent in 1997 do not include any results of operations for CSI. Accordingly, the Company's results of operations for 1998 are not directly comparable to those of WTI and the Parent for 1997.

Third Quarter Ended October 4, 1998.

The condensed consolidated operating results of the Company for each of the three months ended July 5, 1998 and October 4, 1998, and the operating results of WTI for the one month ended July 31, 1997 and the Parent for the two months ended October 5,1997 are presented below. The operating results are expressed as a percentage of sales for review purposes. The Company's 1998 results of operations are not directly comparable to those of WTI and the Parent for 1997 because they do not include the results of operations for CSI. Therefore, a comparison of the Company's results of operations for the three months ended October 4, 1998 ("Third Quarter") to the results for the three months ended July 5, 1998 ("Second Quarter") is presented herewith.

                                                  WTI, INC. AND       AFA HOLDINGS         INDESCO               INDESCO
                                                   SUBSIDIARIES         CO. AND          INTERNATIONAL,        INTERNATIONAL,
                                                 (PREDECESSOR TO      SUBSIDIARIES         INC. AND             INC. AND
                                                     INDESCO                             SUBSIDIARIES         SUBSIDIARIES
                                                  HOLDINGS CO.)        Two Months
                                                 One Month Ended         Ended            Quarter Ended       Quarter Ended
                                                  July 31, 1997     October 5, 1997       July 5, 1998       October 4, 1998
                                                  -------------     ---------------       ------------       ---------------
Net Sales                                            100.0%              100.0%              100.0%              100.0%
Cost of Sales                                         70.7%               72.2%               67.3%               72.9%
                                                     -----               -----               -----               -----
           GROSS PROFIT                               29.3%               27.8%               32.6%               27.1%

OPERATING EXPENSES:
    Selling, General & Administrative                 11.5%               12.0%               11.7%               11.0%
    Research and Development                           0.4%                0.5%                1.2%                1.4%
    Amortization of Intangibles                        3.8%                3.3%                2.3%                2.6%
                                                     -----               -----               -----               -----
                                                      15.7%               15.8%               15.2%               15.0%
                                                     -----               -----               -----               -----

           INCOME FROM OPERATIONS                     13.6%               12.1%               17.4%               12.1%

OTHER INCOME/(EXPENSE):
    Interest                                           9.7%               10.9%              -14.0%              -14.2%
    Other                                            -11.3%              -0.3%               -0.2%                 0.1%
                                                     -----               -----               -----               -----
TOTAL OTHER EXPENSE, NET                             -1.6%                10.7%              -14.2%              -14.1%
                                                     -----               -----               -----               -----

INCOME BEFORE EXTRAORDINARY ITEM
  AND PROVISION FOR INCOME TAXES                      15.2%                1.4%                3.3%              -2.0%
    Provision for Income Taxes                         1.8%                0.3%                0.2%                0.8%
                                                     -----               -----               -----               -----

                                                  WTI, INC. AND       AFA HOLDINGS         INDESCO               INDESCO
                                                   SUBSIDIARIES         CO. AND          INTERNATIONAL,        INTERNATIONAL,
                                                 (PREDECESSOR TO      SUBSIDIARIES         INC. AND             INC. AND
                                                     INDESCO                             SUBSIDIARIES         SUBSIDIARIES
                                                  HOLDINGS CO.)        Two Months
                                                 One Month Ended         Ended            Quarter Ended       Quarter Ended
                                                  July 31, 1997     October 5, 1997       July 5, 1998       October 4, 1998
                                                  -------------     ---------------       ------------       ---------------
INCOME BEFORE EXTRAORDINARY ITEM                      13.4%                1.1%                3.1%              -2.8%

    Extraordinary Item  - Loss on Early
      Extinguishment of Debt                           0.0%                0.0%               16.3%                0.0%
                                                     -----               -----               -----               -----
NET INCOME (LOSS)                                     13.4%                1.1%              -13.2%              -2.8%
                                                     =====               =====               =====               =====

Net sales for the Third Quarter were $27.6 million, a decrease of $4.1 million or 13%, compared to the Second Quarter. The decrease in net sales was principally due to the effect of the loss of a significant trigger sprayer customer, which occurred earlier in the year. (Sales to this customer actually ended early in the Third Quarter). Second Quarter sales were positively impacted by the successful launch of new trigger sprayer products for two of the Company's other customers. Sales of these new products in the Third Quarter were somewhat lower. In addition, for certain trigger sprayer products, the Company has lowered its selling prices in response to competitive pricing pressures. This also served to reduce net sales in the Third Quarter. Third Quarter decreases in net sales were partially offset by higher volume sales to several of the Company's multi-national customers.

As a percentage of net sales, cost of sales was 72.9% in the Third Quarter as compared to 67.3% for the Second Quarter. Production efficiencies in the Third Quarter were adversely affected by the loss of the significant trigger sprayer customer described above. Products for that customer were high volume and consistently produced. Production efficiencies were also impacted by an overall decrease in output, which led to unabsorbed manufacturing overhead and thus, higher cost of sales. These factors were partially offset by the continued downward trend of resin costs which has served to reduce overall cost of sales.

Selling, general and administrative expenses were $3.0 million, or 11.0% of net sales for the Third Quarter, a decrease from $3.7 million, or 11.7% of net sales for the Second Quarter. The $0.7 million decrease was primarily due to higher legal and other professional fees incurred as a period cost in the Second Quarter, which were related to the completion of the CSI acquisition and other corporate transactions.

Research and development costs and amortization of intangibles did not materially change from the Second Quarter to the Third Quarter.

Interest expense and finance fees were $3.7 million and $0.2 million (total $3.9 million) for the Third Quarter as compared to $4.1 million and $0.3 million (total $4.4 million) for the Second Quarter. The $0.4 decrease in interest was principally due to: (i) a lower average balance outstanding under the Revolving Credit Facility (approximately $10 million in the Second Quarter as compared to $5 million in the Third Quarter), and (ii) a lower overall interest rate in the Third Quarter resulting from the April 23, 1998 refinancing of the then-existing term loans. The additional $0.1 million of finance fees in the Second Quarter were related to the then-existing term loans that were retired in the Second Quarter. (Finance fees of $0.2 million related to the Revolving Credit Facility and the issuance of the Senior Subordinated Notes were also incurred in each quarter.)

No U.S. tax liability is currently anticipated for 1998. Provisions for taxes that have been recorded in the 1998 financial statements are related to taxes on income from foreign operations and state minimum taxes.

Nine Months Ended October 4, 1998.

The condensed consolidated operating results of the Company for the nine months ended October 4, 1998, and the operating results of WTI for the seven months ended July 31, 1997 and the Parent for the two months ended October 5, 1997 are presented below. The operating results are expressed as a percentage of sales for review purposes. The Company's 1998 results of operations are not directly comparable to those of WTI and the Parent for 1997.

                                                WTI, INC. AND         AFA HOLDINGS          INDESCO
                                                 SUBSIDIARIES           CO. AND          INTERNATIONAL,
                                                (PREDECESSOR          SUBSIDIARIES          INC. AND
                                                  TO INDESCO                              SUBSIDIARIES
                                                 HOLDINGS CO.)
                                                  Seven Months         Two Months          Nine Months
                                                     Ended               Ended                Ended
                                                 July 31, 1997         October 5,       October 4, 1998
                                                                          1997
                                                 -------------         ----------       ---------------
Net Sales                                            100.0%              100.0%              100.0%
Cost of Sales                                         70.7%               72.2%               70.4%
                                                     -----               -----               -----
           Gross Profit                               29.3%               27.8%               29.6%

Operating Expenses:
    Selling, General & Administrative                 10.7%               12.0%               11.2%
    Research and Development                           0.3%                0.5%                0.9%
    Amortization of Intangibles                        3.0%                3.3%                2.3%
                                                     -----               -----               -----
                                                      14.0%               15.8%               14.4%
                                                     -----               -----               -----
           Income from Operations                     15.3%               12.0%               15.2%

Other Income/(Expense):
    Interest                                           7.0%               10.9%               13.9%
    Other                                             -2.0%               -0.3%                0.1%
                                                     -----               -----               -----
Total Other Expense, Net                               5.0%               10.6%               14.0%
                                                     -----               -----               -----

Income Before Extraordinary Item
  And Provision for Income Taxes                      10.3%                1.4%                1.2%

    Provision for Income Taxes                         1.0%                0.3%                0.6%
                                                     -----               -----               -----
Income Before Extraordinary Item                       9.3%                1.1%                0.6%

    Extraordinary Item  - Loss on Early
      Extinguishment of Debt                           0.0%                0.0%                9.1%
                                                     -----               -----               -----
Net Income (Loss)                                      9.3%                1.1%               -8.5%
                                                     =====               =====               =====

Net sales for the nine months ended October 4, 1998 ("the 1998 Nine Month Period") were $84.3 million and include CSI sales of approximately $42.5 million for the period from February 1, 1998, the acquisition date, through October 4, 1998. For certain of its trigger sprayer products, the Company lowered its selling prices in response to competitive pricing pressures experienced during the 1998 Nine Month Period. Lower prices served to reduce overall 1998 sales. The 1998 net sales related to AFA and Polytek did not significantly change on a year-to-year basis.

Cost of sales for the 1998 Nine Month Period were $59.3 million, or 70.4% of sales. CSI's cost of sales as a percentage of net sales for the period February 1, 1998 through October 4, 1998 was approximately 69% and was adversely affected by a one-time step-up of $850,000 of inventory which was expensed during the 1998 Nine Month Period. Overall cost of sales was positively impacted by the continued downward trend of resin costs.

Gross profit for the 1998 Nine Month Period was $24.9 million, or 29.6% of net sales. Gross profit has been negatively impacted by a reduction in selling prices, consistent with competitive selling pressures, for certain of the Company's larger volume trigger sprayer products during the 1998 Nine Month Period.

Selling, general and administrative expenses for the 1998 Nine Month Period, which were $9.1 million, or 11.2% of sales, include (i) CSI expenses from February 1, 1998 through October 4, 1998, (ii) legal and other professional fees related to the completion of the CSI acquisition and other corporate transactions, and (iii) expenses related to establishing the Company's corporate office. Research and Development expense includes CSI expenses. Amortization of Intangibles for the 1998 Nine Month Period includes approximately $1.4 million amortization of goodwill related to the acquisition of CSI on February 1, 1998.

Interest expense for the 1998 Nine Month Period was $11.7 million, or 13.9% of sales. Approximately $6.7 million of interest expense, related to the $145 million Senior Subordinated Notes bearing interest at 9.75%, was incurred from April 23, 1998 (the issuance date) through October 4, 1998. The remaining amount relates to interest and financing fees in connection with the Company's various credit facilities, which bore interest at rates ranging from approximately 5% to 11.5%.

No U.S. tax liability is currently anticipated for 1998. Provision for taxes that have been recorded in the 1998 Nine Month Period are related to income from foreign operations and state minimum taxes.

In the 1998 Nine Month Period, the Company recorded an Extraordinary Loss on the Early Extinguishment of Debt, comprised of $6.65 million of deferred financing costs and $0.95 million of prepayment penalties.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, the Company completed several significant transactions and, as of October 4, 1998, the Company's outstanding debt is as follows:

1. On April 23, 1998, the Company issued $145 million of 9.75% Senior Subordinated Notes, due in 2008. The net proceeds were used by the Company to refinance the indebtedness, including borrowings incurred in connection with the acquisition in February 1998 of substantially all of the assets of CSI. As described in Note 5 to the financial statements, on September 16, 1998, the Company concluded its exchange offer and the New Notes were exchanged for $145 million of the Old Notes. The New Notes are subordinated in right of payment to the New Credit Facility (see 2 below) and are identical in all material respects to the Old Notes (except for certain transfer restrictions and registration rights relating to the Old Notes).

2. As of September 29, 1998, the Company entered into a new credit facility (the "New Credit Facility") with First Union National Bank ("First Union"). The New Credit Facility, which replaces the Company's Revolving Credit Facility with NationsCredit Commercial Corporation ("NationsCredit"), provides for up to $30 million of borrowings from time to time for a term of five years and includes a subfacility for the issuance of letters of credit up to a maximum aggregate amount at any one time outstanding not to exceed $2 million. The Company's initial borrowing under the New Credit Facility, on October 1, 1998, was approximately $4.9 million. The proceeds were used to repay all outstanding indebtedness (together with certain fees and expenses) of the Company under its Revolving Credit Facility with NationsCredit. The Company intends to use the New Credit Facility to fund the majority of its working capital and capital investment requirements in its U.S. operations (see Note 5(b) to the financial statements for further description of the terms of the New Credit Facility).

3. Polytek has a credit facility with ABN-AMRO Bank that includes a loan of NLG 8.5 million ($4.6 million), collateralized by a lien on certain real property of Polytek. This facility also includes a working capital line of credit up to NLG 11 million ($6.0 million). As of October 4, 1998, Polytek's outstanding indebtedness under the working capital line of credit was $3.2 million, with additional availability of $2.8 million. The Company intends to use this credit facility to fund the majority of its working capital and capital investment requirements for its European operations.

4. In connection with the construction of a manufacturing facility in 1991, Polytek obtained a NLG 3.5 million ($1.9 million) loan from ABN-AMRO Bank, secured by a mortgage on certain real property of Polytek.

For the 1998 Nine Month Period, the net cash provided by operating activities of $6.2 million resulted from the $7.2 million net loss, offset by (i) an aggregate $13.6 million of non-cash items (i.e., depreciation, amortization, the write-off of deferred financing costs), and (ii) $0.2 million net increase in current assets.

For the 1998 Nine Month Period, the net cash used in investing activities included the $92.9 million expended to effect the CSI acquisition and capital expenditures of $7.1 million.

For the 1998 Nine Month Period, the net cash provided from financing activities aggregated $95.7 million resulting primarily from the issuance of $145 million in Senior Subordinated Notes (as described above).

Management believes that net cash generated by operations, together with amounts available under the New Credit Facility and the credit facility with ABN-AMRO Bank, will be adequate to fund the payment of interest and principal on the Company's outstanding indebtedness as well as its capital expenditure plans and working capital requirements.

Management believes that inflation did not have a significant impact on operations.

Year 2000 Compliance.

As many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the Year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This state of affairs is commonly referred to as the "Year 2000 Compliance" ("Y2K") issue. This issue can be a factor at any point in a business entity's supply, manufacturing, distribution or financial chains.

The formation of the Company, as it is presently configured, was completed in February 1998 when CSI was acquired and combined with the Company's two other operating subsidiaries that had been acquired only several months prior, AFA and Polytek. However, while the Indesco combination was therefore only completed earlier this year, management of the subsidiaries had already begun to address Year 2000 Compliance issues at the subsidiary level. Substantive progress has been made throughout the Company in identifying Business System areas where potential risk may exist, and in certain cases, the Company has already established that certain of its Business Systems are in fact Y2K Compliant. In other cases, inquiries of third party suppliers have been initiated, and an evaluation as to the nature of modifications needed, if any, is under active review. A discussion of certain of these areas is as follows:

1. Earlier this year, as part of its systems integration, the Company conducted a review of enterprise resource planning (ERP) software packages that were suitable for manufacturers in the injection molding industry. The objective was to convert the applications systems being used at each of its operating sites to a software/hardware platform that would integrate the various functions of the Company, i.e., manufacturing, distribution, supply and finance. While selection of the software package was made from the standpoint of optimizing its business suitability, the Company had also obtained certification that the new software was Year 2000 Compliant prior to finalizing the purchase. The implementation of the new software is being performed at each of the Company's operating sites so as to standardize and integrate the Company's communications, reporting and data management functions.

2. Much of the Company's network server and desktop computer hardware was recently purchased. All such equipment was certified as Y2K Compliant prior to purchase.

3. With respect to injection molding equipment in which a microprocessor is used, technical management has polled its equipment suppliers in order to establish that the equipment is Year 2000 Compliant. In certain cases, the Company has already received affirmative responses that certain of its equipment are Year 2000 Compliant. The Company is in the process of evaluating this information.

The completion of the Company's program involves (i) reviewing the Company's Business Systems for potential Y2K risk, (ii) developing required modifications to those systems and (iii) allocating resources to effect those modifications. Included in these efforts will be communications with principal customers and third-party providers of goods and services to establish that they have adequately addressed Y2K Compliance within their own organizations.

While there can be no assurance, management presently believes that the cost to achieve Y2K compliance will not be material to the Company.

Other.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 27 (the Financial Data Schedule) is included with this report.

(b) No reports on Form 8-K were filed for the quarter ended October 4, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Indesco International, Inc.

                                                    By: \s\ Peter Giallorenzo
                                                    -------------------------
                                                        Peter Giallorenzo
                                                        Vice President and Chief
                                                            Financial Officer

Date: November 18, 1998