Form 10-K405
period 1998-12-31
INDESCO INTERNATIONAL INC
filed 1999-04-01
CIK 1061701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

                        COMMISSION FILE NUMBER 333-52657

                           INDESCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                               13-3987915
(State or other jurisdiction of                                (I.R.S Employer
 incorporation or organization)                              Identification No.)

                                950 Third Avenue
                            New York, New York 10022

               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (212) 593-2009

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common stock of Indesco International, Inc. held by non-affiliates of Indesco International, Inc. is inapplicable as the common stock of Indesco International, Inc. is privately held.

         The number of shares of common stock of Indesco International, Inc. outstanding on March 31, 1999 was 200.


                      DOCUMENTS INCORPORATED BY REFERENCE:


Portions of the Company's Registration Statement on Form
S-4 (File No. 333-52657) and the Company's Form 10-Q for the quarterly period ended July 5, 1998 .

                           INDESCO INTERNATIONAL, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   For the fiscal year ended December 31, 1998

                                                                                        Page
                                                                                        ----
                                     PART I

Item 1.  Business...................................................................      4

Item 2.  Properties.................................................................     11

Item 3.  Legal Proceedings..........................................................     12

Item 4.  Submission to Matters to a Vote of Security Holders........................     12


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......     12

Item 6.  Selected Financial Data....................................................     13

Item 7.  Management's Discussions and Analysis of Financial Condition and Results
         of Operations .............................................................     14

Item 7A. Quantitative and Qualitative Disclosure About Market Risk..................     19

Item 8.  Financial Statements and Supplementary Data................................     19

Item 9.  Changes In and Disagreements With Accountants and

         Financial Disclosure.......................................................     20


                                    PART III

Item 10. Directors and Executive Officers of Registrant.............................     20

Item 11. Executive Compensation.....................................................     21

Item 12. Security Ownership of Certain Beneficial Owners and Management.............     23

Item 13. Certain Relationships and Related Transactions.............................     24


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........     26

                                     PART I

ITEM 1.  BUSINESS

         As used in this Annual Report on Form 10-K ("Form 10-K"), the terms "Company" and "Indesco" refer to Indesco International, Inc., a Delaware corporation, and its subsidiaries, AFA Products, Inc.("AFA"), Continental Sprayers International, Inc. ("CSI") and AFA Polytek, B.V. ("Polytek").

The Company

    The Company, created by the combination of CSI, AFA and Polytek, is a leader in the design, manufacture and sale of liquid dispensing products, primarily plastic trigger sprayers, used in household consumer product applications (hard surface cleaning, laundry and lawn and garden products) and in industrial applications (automotive, janitorial and sanitation markets). The Company's products are sold to (i) multinational, national and regional manufacturers of brand name and private label consumer products and (ii) independent distributors of containers and packaging products. The Company generated net sales of $107,565,000 for the year ended December 31, 1998 (reflecting results for the twelve months ended December 31, 1998 for the Company, AFA and Polytek and results of CSI for the eleven month period beginning February 1, 1998, the effective date of the acquisition by the Company of CSI.) On a proforma basis, after giving effect to the acquisition of CSI as if it had been effected on January 1, 1998, the Company generated net sales of $112,411,000 for the twelve months ended December 31, 1998. (See Notes to the Company's Consolidated Financial Statements for further description of the Company and the transactions leading to the acquisitions of its subsidiaries.)

    North America is the principal market for trigger sprayers, accounting for approximately two thirds of the estimated 1.8 billion units sold worldwide. The North American market includes large multinational and national manufacturers of brand name consumer products, smaller manufacturers of brand name, private label and specialty products for consumer and industrial use and marketers of general-purpose liquid spray containers that are sold in empty form. The large consumer products manufacturers are served directly by a limited number of trigger sprayer producers that can meet their high volume, product innovation and consistent quality requirements. Other customers are served both directly by trigger sprayer manufacturers and indirectly by independent distributors that can process smaller volume orders and provide more personalized service support. Outside North America, the principal market for trigger sprayers is in Western Europe, which consists of major multinational customers and smaller manufacturers of consumer products.

    CSI is a leading supplier of trigger sprayers to large national and multinational consumer products manufacturers. CSI also manufactures and sells finger-actuated plastic pumps for nationally branded soaps and lotions. AFA is focused on serving independent container and packaging distributors as well as smaller manufacturers of brand name and private label consumer products. AFA is the nation's leading supplier of trigger sprayers to independent distributors, which typically purchase in smaller volumes but at higher margins than large multinational consumer products companies. Polytek produces and markets trigger sprayers principally in Europe, and also performs custom injection molding services for European manufacturers of plastic packaging, consumer and industrial products.

    Subsequent to the acquisition of CSI in February 1998, the Company began the process of integrating the operations, sales, and marketing of its three subsidiaries. Operations has been consolidated under William Driggers, formerly President of CSI, who was appointed Chief Operating Officer of the Company effective November 1998. Sales and marketing have been consolidated under David Guinta, who was appointed Executive Vice President Sales and Marketing of the Company, effective November 1998. To utilize more efficiently the Company's domestic and foreign manufacturing and assembly capacity, the Company (i) in

November 1998, moved its U.K. assembly and distribution operation to the Polytek facility in Holland and (ii) in December 1998, the Company began the transfer of its El Paso, Texas and Juarez, Mexico production to AFA's North Carolina and Costa Rica plants. The Company expects to close its Texas and Mexico plants during 1999 and has reserved $5,344,000 for expenses in connection with these closedowns. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to the Company's Consolidated Financial Statements.

    The Company, incorporated in August 1997, is a wholly-owned subsidiary of Indesco Holdings Co. ("Parent"). The Parent was formed in July 1997 to acquire, through a wholly-owned subsidiary, certain assets and liabilities of AFA, located in Forest City, North Carolina. Concurrent with this transaction, a stockholder of the Parent and an affiliate of another stockholder of the Parent acquired the outstanding capital stock of Polytek, based in The Netherlands. In February 1998, the Company acquired, through a wholly-owned subsidiary, certain assets and liabilities of CSI, a division of Contico International, Inc. Concurrent with the CSI acquisition, AFA and Polytek became wholly-owned subsidiaries of the Company.

The Products

    Trigger Sprayers

    Trigger sprayers are essential components of commonly used products in household and industrial applications throughout the world. CSI's trigger sprayer products are known for having external vents, low actuation force, consumer customized spray patterns and a broad range of product compatibility. In addition, these sprayers are available in custom colors and with three nozzle options: standard spray, fully adjustable spray or stream and foamer. All of CSI's trigger sprayer products can be outfitted with customized shrouds that enable customers to create a distinctive look for their packaging while permitting CSI to employ a standard sprayer manufacturing platform to enhance manufacturing cost effectiveness. CSI also has developed two basic models of sprayers for use in chemical, janitorial, beauty supply, plant and garden and other commercial applications. Both models are highly reliable and have excellent longevity and chemical compatibility.

    CSI's newest trigger sprayer model, the T-1000(TM), is currently being introduced in Europe through the Polytek operation. The T-1000(TM), which is designed to reduce manufacturing costs, incorporates a patented "Quick Twist"(TM) closure system that improves customer fill line efficiency, eliminates leakage during shipment of the customer's products, and eliminates "back-off" (i.e., the undesirable loosening of the screw closure system typically used in all conventional trigger sprayer products.)

    AFA introduced the first trigger sprayer in 1959. Today, AFA's product line includes seven basic sprayer models and over ten product line extensions. Its trigger sprayers can be supplied with a variety of features, including adjustable nozzles, turreted nozzles, a three way nozzle configuration, foaming capabilities, high output, quick priming, a high torque cap, and non-leakage protection during shipping. AFA also offers its customers a choice of over 150 different colors. Polytek manufactures three of the seven basic trigger sprayer models offered by AFA, which is consistent with market demand in Europe. In addition, the Company is now offering the CSI T-1000 (discussed above) and T-8500 trigger sprayers in Europe. The T-8500 and the T-1000 are both being manufactured at the Polytek facility.

    Dispensing Pumps

    Finger actuated pump dispensers have long been utilized in commercial applications, such as the food service industry, and gained popularity in consumer applications with the introduction of liquid soap in the 1980s. Pump dispenser usage has grown considerably in recent years, as new applications have been developed, most notably in the markets for hair and skin care products.

    The Company through CSI currently offers two types of liquid pump dispensers: one for consumer applications and one for industrial applications.

    The consumer dispenser unit provides accurate quantity dispensing and is compatible with most liquids. This product is sold to several large customers in the high-end segment of the liquid soap and hand lotion markets. CSI's industrial pump dispenser is a versatile pump that can handle high-viscosity liquids. It has an adjustable output and is constructed of polypropylene and stainless steel for maximum chemical compatibility. This product is currently used for cleaners, waxes, solvents and germicidal detergents.

    The Company has continued its development of the Luxor(TM) pump dispenser, a new low-cost, lightweight unit with improved valve technology. The product is being developed to include the Company's proprietary "Quick Twist"(TM) closure system and is designed to permit greater manufacturing and assembly efficiency. The Company believes that this product will provide a superior alternative in the market for liquid pump dispensers. The Company currently expects to offer the product on a limited commercial basis later in 1999.


    Custom Molding Services

    The Company, through its Polytek operation, provides custom molding services to European manufacturers of a variety of plastic components for both consumer and industrial products. Polytek satisfies its customers' demands by offering design and technological support, high volume capacity, ISO 9001 designation and competitive pricing. By providing a "complete package" of custom molding capabilities, Polytek has developed strong relationships with several large multinational companies. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations".)


Marketing and Distribution

    In North America, sales to major national and multi-national consumer products manufacturers are made on a direct basis through the Company's own sales organization. Sales to smaller manufacturers and certain end users are made directly and through the Company's network of more than 40 independent container and packaging distributors. AFA has maintained long-standing non-exclusive relationships with its North American distributors, most of which for over ten years. In Europe, a majority of Polytek's trigger sprayers are sold to and through distributors and commission paid agents. The Company's products also are sold in the Pacific

Rim market through licensing arrangements under which it receives royalties. In 1998, the amount of such royalties was immaterial. Most of the Company's business in this market is in Japan, Thailand, Australia and New Zealand.

Customers

    The Company has over 200 customers. Approximately 39% of the Company's consolidated net sales for the twelve months ended December 31, 1998 were to its ten largest customers. The Company previously reported the loss in 1998 of a significant customer whose purchases from CSI for the twelve months ended December 31, 1997 accounted for approximately 10.0% of the Company's net sales on a proforma consolidated basis. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").


Competition

    The markets for the Company's products are highly competitive. In North America, the Company competes primarily with Calmar Inc., a subsidiary of St. Gobain, and the Specialty Products division of Owens-Illinois, Inc. The European markets for the Company's products are highly fragmented. In addition to the presence of one North American competitor in Europe, Calmar Inc., there are a number of other competitors, including Spraysol, Canyon Corporation and Guala.

    The Company believes that it competes on the basis of its strong customer relationships, its reputation for quality, reliability, performance and prompt delivery, and the price of its products. In addition, many of the Company's major customers are multinational companies that compete on a global basis with worldwide brands and place increased emphasis on global sourcing of input materials and components. Management believes that the Company's ability to serve these customers globally from its North American and European production bases will continue to be an important competitive factor.


Research and Development; Intellectual Property; Patents

    The Company has over 300 patents, of which approximately 217 are active. Many of the Company's products are protected by patents and the Company is continually exploring opportunities for new patentable products through research and development. In 1998, Research and Development expenses totalled
$1,068,000. While the Company believes that its patents are important to its business and enhance its competitive position, the Company does not believe that the loss of any one particular patent would have a material adverse effect on its business.



Raw Materials

    The principal raw material used by the Company is plastic resin, primarily polypropylene. Plastic resins are available from a number of suppliers in the United States and in Europe. Approximately 15% of the Company's cost of sales on a pro forma consolidated basis in 1998 was attributable to purchases of plastic resin. To date, the Company has been able to obtain sufficient quantities of plastic resin for its requirements. The Company has long-standing relationships with its major suppliers.

Environmental Compliance

    The Company is subject to various evolving federal, state and local environmental laws and regulations governing, among other things, the emission, discharge, generation, handling, storage, transportation, treatment and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with these laws could result in substantial fines and penalties. Moreover, it is possible that the Company could be required to remediate a site to meet applicable legal requirements. The Company believes, although there can be no assurance, that liabilities, if any, relating to environmental matters will not have a material adverse effect on its future financial position or results of operations.

Employees

    At February 28, 1999, the Company had approximately 1,300 employees, of whom approximately 1,180 were engaged in manufacturing and manufacturing support, 18 were engaged in product sales and the balance were employed in various administrative capacities. Management considers the Company's relationships with its employees to be satisfactory.


Backlog

     The Company's backlog of orders was approximately $1.7 million as of March 30, 1999. The Company expects that all of its present backlog will be filled within the next three months.


International Operations


See Note 13 to the Company's Consolidated Financial Statements for financial information regarding foreign and domestic operations of the Company.


Description of Indebtedness

(a) New Credit Facility.

        General. As of September 29, 1998, the Company, AFA and CSI entered into a new credit facility (the "New Credit Facility") with First Union National Bank ("First Union"). As amended, the New Credit Facility replaced the revolving credit facility with NationsCredit Commercial Corporation ("NationsCredit") ("See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

         Collateral. Indebtedness under the New Credit Facility is collateralized by a first priority collateral interest in all accounts receivable, inventory, machinery and equipment (including molds) of the Company and each of its domestic subsidiaries. In addition, the Company and each of its domestic subsidiaries has granted a negative pledge with respect to certain other assets, including real property, general intangibles and intellectual property (including patents).

        Interest. Indebtedness under the New Credit Facility bears interest at a floating rate based (at the Company's option) upon (i) LIBOR, plus an Applicable Margin ranging from 1.25% to 2.25% (currently 2.25%) or (ii) the Base Rate (the greater of the Prime Rate announced by First Union or the Federal Funds Rate plus 0.50%) plus an Applicable Margin ranging from 0% to 1.00% (currently 1.00%).


        Borrowing Base. The availability of borrowings under the New Credit Facility is subject to a Borrowing Base equal to the sum of (i) 85% of eligible accounts receivable, (ii) 60% of eligible inventory, (iii) 75% of the orderly liquidation value of selected eligible machinery and equipment, (iv) 80% of the cost of certain new machinery and equipment and (v) 60% of the cost of the conversion of certain existing machinery and equipment. The lender has the right to set reserves which can limit the amount of borrowing base availability.


        Covenants. The New Credit Facility requires the Company (on a consolidated basis, including all domestic subsidiaries and Polytek) to meet certain financial tests at the end of each fiscal quarter, including a Funded Indebtedness to EBITDA Ratio and a Fixed Charge Coverage Ratio. The New Credit Facility also contains covenants that include, without limitation: (i) required delivery of financial statements, other reports and borrowing base certificates; (ii) limitation on liens; (iii) limitations on mergers, consolidations and sales of assets; (iv) limitations on incurrence of debt; (v) limitation on permitted capital expenditures; (vi) limitations on restricted payments; (vii) limitations on investments and acquisitions; (viii) limitations on transactions with affiliates; and (ix) limitations on changes in the Company's line of business.

        Events of Default. The New Credit Facility provides for customary events of default.

        On March 24, 1999, the Company amended its New Credit Facility. The amendment (i) waives compliance with the Funded Indebtedness to EBITDA ratio through the end of 1999, (ii) requires the Company to maintain EBITDA of at least $3,000,000 for each of the fiscal quarters ending on March 31, 1999, June 30, 1999 and September 30, 1999, (iii) reduces the Capital Expenditure Limit (as defined in the New Credit Facility) for the period commencing on September 29, 1998 through December 31, 1999
        (iv) increases the Applicable Margin on Eurodollar loans to 2.25% (from 1.75%) and on Base Rate loans to 1.00% (from 0.50%) and (v) provides that prior to May 14, 1999, the Company and First Union will negotiate additional financial covenants and new financial covenant levels for the fiscal quarters ending on June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000.

(b) Senior Subordinated Notes

        On April 23, 1998, the Company issued $145,000,000 of 9.75% Senior Subordinated Notes due April 15, 2008 (the "Old Notes") which have since been exchanged for New Notes, as defined below. The net proceeds were used by the Company to refinance U.S. indebtedness, including borrowings incurred in connection with the acquisition in February 1998 of substantially all of the assets of CSI. Interest on the Old Notes was payable semi-annually on April 15 and October 15, commencing October 15, 1998.

        The Old Notes were redeemable at the option of the Company, in whole or in part, on or after April 15, 2003, at certain specified redemption prices, plus accrued and unpaid interest thereon through the redemption date. In addition, at any time on or before April

        15, 2001, the Company was entitled to redeem up to 35% of the initial aggregate principal amount of the Old Notes with the net proceeds of one or more equity offerings at a redemption price equal to 109.75% of the principal amount thereof, plus accrued and unpaid interest, if any, through the date of redemption; provided that at least 65 percent of the initial aggregate principal amount of the Old Notes remained outstanding. The terms of the Old Notes required the Company to make an offer to purchase all outstanding Old Notes at 101% of the principal amount thereof, plus accrued and unpaid interest through the date of purchase, upon a change of control of the Company.

        The Old Notes were unsecured senior subordinated obligations of the Company and were subordinated in right of payment to all existing and future senior indebtedness of the Company, including indebtedness under its revolving credit facility. The Old Notes were ranked pari passu with all existing and future senior subordinated indebtedness of the Company, were ranked senior to all other existing and future Subordinated Indebtedness of the Company and were fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by each of the Company's existing and future U.S. subsidiaries (the "Subsidiary Guarantors"). The Old Notes were also effectively subordinated to all existing and future senior indebtedness of the Company's subsidiaries.

        On August 17, 1998, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 with respect to its 9.75% Senior Subordinated Notes due April 15, 2008 ("New Notes") which were fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis, by the Subsidiary Guarantors. On September 16, 1998, the Company concluded its exchange offer and the New Notes were exchanged for $145,000,000 aggregate principal amount of the Old Notes. The New Notes are subordinated in right of payment to all existing and future Senior Indebtedness, including indebtedness under the New Credit Facility and, except for certain transfer restrictions and registrations rights relating to the Old Notes, are identical in all material respects to the Old Notes.

(c) ABN/AMRO Loan

        Polytek has a credit facility with the ABN-AMRO Bank, The Netherlands (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

ITEM 2.  PROPERTIES

    The Company manufactures products at plants located in Forest City, North Carolina, St. Peters, Missouri, El Paso, Texas and Helmond, The Netherlands. The Company has additional assembly operations in Costa Rica, and Mexico.

    Consistent with the Company's previously announced plans to integrate its three subsidiaries and consolidate its operations, in November, 1998, the Company consolidated its UK operations into its Helmond, The Netherlands, facility. In addition, the Company expects to close its Texas and Mexico plants during 1999. See "Management's Discussion and Analysis of Financial Condition and results of Operations" and Note 12 to the Company's Consolidated Financial Statements.

    The following table sets forth information with respect to the Company's facilities:

                 Location                 Square Footage        Ownership                Function
       ---------------------------       --------------        ---------       ----------------------------
       Forest City, North Carolina           146,000           Owned           Injection molding, automated
                                                                               assembly, distribution
       St. Peters, Missouri                  124,000           Owned           Injection molding, automated
                                                                               Assembly, distribution,
       St. Peters, Missouri                   25,000           Leased          Offices

       Helmond, The Netherlands              110,000           Owned           Injection molding, automated
                                                                               assembly, distribution
       El Paso, Texas                        101,000           Building        Injection molding,
                                                               owned,          automated assembly,
                                                               subject to      distribution
                                                               land lease

       Cartago, Costa Rica                    39,615           Owned           Manual assembly,
                                                                               distribution
       Juarez, Mexico                         35,000           Owned           Manual assembly,
                                                                               distribution
       New York, New York                      2,900           Leased          Executive Offices

       St. Louis, Missouri                     9,500           Owned           Mold and die construction

    Management believes that the Company's facilities are in good condition and adequate for its present operating needs.

    Plastic components are produced at the Company's own manufacturing facilities. In addition, the Company manufactures certain other components used in its products; the remaining components are purchased from outside suppliers.

    The Company's products are assembled automatically on assembly machines built to the Company's specifications and, at its facilities in Costa Rica and Mexico, by hand.

ITEM 3.  LEGAL PROCEEDINGS

    The Company has from time to time been involved in legal proceedings related to the ordinary course of its business, none of which has had a material adverse effect on the Company. The Company is not currently involved in any material legal proceedings and maintains property, general liability and product liability insurance in amounts that it believes are consistent with industry practices and adequate for its operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the common stock of the Company. As of March 31, 1999, there was one record holder of the common stock of the Company.

         The Company has not declared or paid cash dividends to its stockholder. The Company anticipates that all of its earnings in the near future will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its common stock in the foreseeable future. The Company's indenture which governs the terms of the Company's 9.75% senior subordinated notes (the "Indenture") and the Company's New Credit Facility contain provisions which restrict the ability of the Company to pay dividends on its common stock. These restrictions provide that the Company may not declare or pay any dividend to the holders of its capital stock, unless, at the time of such payment, (i) there is no Default or Event of Default (as defined in the Indenture), (ii) the aggregate amount of all dividends and other Restricted Payments (as defined in the Indenture) does not exceed 50% of the Company's Consolidated Net Income (as defined in the Indenture) plus other net cash proceeds received by the Company from the first day of the fiscal quarter during which the Company's notes were issued through the date of the most recent quarterly financial statement and (iii) the Company could incur Additional Indebtedness (as defined in the Indenture) pursuant to Section 1010 of the Indenture.

ITEM 6.  SELECTED FINANCIAL DATA

INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

The following table sets forth selected historical financial data of Indesco International, Inc. and Subsidiaries (and its predecessors) on a consolidated basis. The balance sheet data as of December 31, 1998 and the statement of operations data for the twelve months ended December 31, 1998 are derived from the financial statements of Indesco International, Inc. and Subsidiaries included elsewhere in this Form 10-K. Such data reflects statements of operations data for AFA and Polytek for the twelve months ended December 31, 1998 and for CSI for the eleven month period commencing on February 1, 1998, the date of the Company's acquisition of CSI. The balance sheet data as of December 31, 1996 and 1997 and the statement of operations data for the year ended December 31, 1996 and for the seven and five month periods ended July 31 and December 31, 1997, respectively, are derived from the audited historical financial statements of AFA Holdings Co. (the Company's parent) and WTI, Inc. and Subsidiaries (the predecessor of AFA Holdings Co.). The data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.


                                                              WTI, INC. AND                            INDESCO
 (Dollars in Thousands)                                        SUBSIDIARIES                         INTERNATIONAL,
                                            WTI, INC. AND        FOR THE      AFA HOLDINGS CO.         INC. AND
                                          SUBSIDIARIES FOR    SEVEN MONTHS     FOR THE FIVE        SUBSIDIARIES FOR
                                           THE YEAR ENDED         ENDED        MONTHS ENDED      THE TWELVE MONTHS ENDED
                                          DECEMBER 31, 1996   JULY 31, 1997  DECEMBER 31, 1997    DECEMBER 31, 1998(1)
                                          -----------------   -------------  -----------------   -----------------------
STATEMENT OF OPERATIONS DATA:
     Net Sales                                $  54,133         $  32,988        $  20,108            $ 107,565
     Cost of Sales                               39,868            23,864           16,595               79,923
                                              ---------         ---------        ---------            ---------
     Gross Profit                                14,265             9,124            3,513               27,642

     Selling, General and Administrative
            Expenses                              7,389             4,205            2,862               21,124
                                              ---------         ---------        ---------            ---------
     Income From Operations                       6,876             4,919              651                6,518

     Interest Expense                             4,275             2,295            2,231               15,527
     Other Income, Net                             (275)             (803)             (54)                (156)
                                              ---------         ---------        ---------            ---------
     Income (Loss) Before Extraordinary
            Item and Provision (Benefit)
            for Income Taxes                      2,876             3,427           (1,526)              (8,853)
     Provision for Income Taxes (Benefit)           354               354             (152)                   1
                                              ---------         ---------        ---------            ---------
     Net Income (Loss) Before
            Extraordinary Item                    2,522             3,073           (1,374)              (8,854)
     Extraordinary Item - Loss on Early
            Extinguishment of Debt                  -                 -                -                  7,005
                                              ---------         ---------        ---------            ---------

     Net Income (Loss)                        $   2,522         $   3,073        $  (1,374)           $ (15,859)
                                              =========         =========        =========            =========

OTHER DATA:
     EBITDA(2)                                $  11,621         $   8,242        $   4,279            $  22,599

FINANCIAL POSITION DATA:
     Current Assets                           $  18,258         $  18,155        $  18,395            $  29,622
     Current Liabilities                         17,313            15,220           12,885               19,446
     Working Capital                                945             2,935            5,510               10,176

     Property, Plant and Equipment               16,004            15,022           28,009               65,885
     Total Assets                                44,801            44,365           60,887              171,406
     Long-Term Obligations                       25,075            25,528           44,786              164,063
     Total Stockholders Equity (Deficit)          2,413             3,617            3,216              (12,103)

(1) Statement of Operations Data of the Company for the year ended December 31, 1998, includes the results of operations of the Company, AFA and Polytek for the twelve months ended December 31, 1998 and the results of operations of CSI for the 11-month period beginning February 1, 1998, the date of its acquisition by the Company ("the Acquisition Date").

(2) EBITDA represents income before interest, income taxes, depreciation, amortization, one-time charges (e.g., plant closedown costs), and extraordinary items. Management believes that EBITDA is a measure commonly used by analysts and investors to determine a company's ability to incur and service its debt. EBITDA should not be considered as an alternative to, or more meaningful than, net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

The accompanying 1998 condensed consolidated statements of operations of the Company include the results of operations of the Company, AFA and Polytek for the twelve months ended December 31, 1998, and the results of operations of CSI for the eleven-month period beginning February 1, 1998, the date of its acquisition by the Company ("the Acquisition Date") ("the 1998 Twelve Month Period"). The 1997 condensed consolidated statement of operations reflect the financial results of WTI, Inc., the owner of AFA and Polytek prior to the acquisition by the Company ("WTI"), for the seven months ended July 31, 1997 and the financial results of the Parent for the five months ended, December 31, 1997, which include the results of AFA and Polytek.

The results of operations of WTI and Parent in 1997 do not include any results of operations for CSI. Accordingly, the Company's results of operations for 1998 are not directly comparable to those of WTI and Parent for 1997, and the results of operations of WTI and Parent in 1997 are not directly comparable to those of WTI for 1996.

TWELVE MONTHS ENDED DECEMBER 31, 1998.

The condensed consolidated operating results, expressed as a percentage of sales, of (i) the Company for the 1998 Twelve Month Period, (ii) WTI for the seven months ended July 31, 1997 and (iii) the Parent for the five months ended December 31, 1997 are presented below. As discussed above, the 1998 and 1997 financial information presented below is not directly comparable year to year.



                                                                     AFA HOLDINGS        INDESCO
                                                                        CO. AND       INTERNATIONAL,
                                                  WTI, INC. AND      SUBSIDIARIES        INC. AND
                                                   SUBSIDIARIES       FIVE MONTHS       SUBSIDIARIES
                                                   SEVEN MONTHS          ENDED          TWELVE MONTHS
                                                       ENDED           DECEMBER 31,          ENDED
                                                   JULY 31, 1997          1997         DECEMBER 31, 1998
Net Sales                                              100.0%            100.0%             100.0%
Cost of Sales                                           72.3%             82.5%              74.3%
                                                       -----             -----              -----
    Gross Profit                                        27.7%             17.5%              25.7%

Operating Expenses:
    Selling, General & Administrative                   12.7%             14.2%              11.2%
    Research and Development                               --                --               1.0%
    Amortization of Intangibles                            --                --               2.5%
    Plant Closedown Costs                                  --                --               5.0%
                                                       -----             -----              -----
                                                        12.7%             14.2%              19.7%
                                                       -----             -----              -----
Income (Loss) from Operations                           14.9%              3.2%               6.1%

Interest expense and other income                        4.6%              9.8%              14.3%
Provision for Income Taxes                               1.1%             -0.8%               0.1%
                                                       -----             -----              -----

Income Before Extraordinary Item                         9.2%             -5.8%              -8.3%

Extraordinary Item -
   Loss on Early Extinguishment of Debt                   --                --               -6.5%
                                                       -----             -----              -----
Net Income (Loss)                                        9.2%             -5.8%             -14.8%
                                                       =====             =====              =====

Net sales for the 1998 Twelve Month Period were $107,565,000 and include CSI sales of approximately $54,300,000 for the period from the Acquisition Date through December 31, 1998. Net Sales in 1998 reflect the impact of (i) the loss of a significant customer in the third quarter of 1998, (ii) lower selling prices, introduced in the third quarter of 1998, for certain products in response to competitive pricing pressures, (iii) reduced purchases by a large custom molding customer of Polytek in the third quarter of 1998 due to decreased demand for its products in the Russian market (the reduction in sales represented about NLG 2,500,000 ($1,300,000) in lost sales to Polytek for the twelve months ended December 31, 1998) and (iv) in the fourth quarter of 1998, softening of demand for new products introduced in the second quarter of 1998, and adjustments by customers of their inventories for year-end.

Cost of sales for the 1998 Twelve Month Period were $79,923,000 (74% of sales) and include CSI cost of sales of $39,500,000 for the period from the Acquisition Date through December 31, 1998. Factors adversely affecting cost of sales in 1998 include (i) reduced manufacturing efficiencies resulting from the loss of the high volume, consistent production for the significant customer discussed above, (ii) reduced absorption of fixed manufacturing costs on lower production levels and (iii) a one-time step-up of $850,000 of inventory which was expensed in 1998. Continued reductions in the cost of certain raw materials partially offset these adverse factors in 1998.


Gross profit of $27,642,000 (26% of net sales) for the 1998 Twelve Month Period was impacted by the factors adversely affecting cost of sales and the reduction in selling prices, both of which are discussed above.



Selling, general and administrative (SG&A) expenses for the 1998 Twelve Month Period, which were $12,068,000 (11% of sales). Amortization of intangibles for the 1998 Twelve Month Period is principally related to goodwill arising from the acquisition of CSI and AFA. The Company recorded a one-time charge of $5,344,000 for costs related to the closedown of its El Paso, Texas and Juarez, Mexico facilities which is planned to be completed during 1999. (See Note 12 to the Company's Consolidated Financial Statements.)


Interest expense for the 1998 Twelve Month Period was $15,527,000, which included $9,700,000 of interest expense related to the $145,000,000 Senior Subordinated Notes bearing interest at 9.75% incurred from April 23, 1998 (the issuance date) through December 31, 1998. The remaining amount relates to interest and financing fees in connection with the Company's various borrowings, which bore interest at rates ranging from approximately 5% to 11.5%.

No U.S. tax liability has been incurred for 1998. Provision for taxes that have been recorded in the 1998 Twelve Month Period are related to income from foreign operations and state minimum taxes. The Company has recorded a full valuation allowance in connection with its U.S. net operating loss.

In the 1998 Twelve Month Period, the Company recorded an Extraordinary Loss on the Early Extinguishment of Debt in the amount of $7,005,000, comprised of $6,054,000 of deferred financing costs and $951,000 of prepayment penalties, resulting from early termination of various financings.

FIVE MONTHS ENDED DECEMBER 31, 1997

The Company's net sales for the five months ended August 1, 1997 to December 31, 1997 were $20.1 million and cost of goods sold were $16.6 million, or 82.6% of net sales. The cost of goods sold was impacted by a one-time write-up of inventory pursuant to APB 16 of approximately $1.7 million, or 8.5% of net sales. Selling, general and administrative expenses for the same period were $2.9 million, or 14.4%. During the period from August 1, 1997 to December 31, 1997, net cash provided by operating activities was $1.4 million. For the same period, the Company used approximately $0.7 million for capital expenditures. The Company acquired AFA for approximately $46.9 million and Polytek for approximately $0.8 million and refinancing of debt of approximately $7.9 million.


The Company believes that its operating results for the seven months ended July 31, 1997 and for the five months ended December 31, 1997 are not comparable to its operating results for the year ended December 31, 1996 nor to operating results expected to be achieved in the future due to, among other things, the acquisitions made in 1997 and 1998, the finance costs and write-offs incurred in connection with such acquisitions and the one-time write-ups pursuant to APB 16.


SEVEN MONTHS ENDED JULY 31, 1997

Net sales for the seven months ended July 31, 1997 were $33.0 million and cost of goods sold were $23.9 million, or 72.4% of net sales. Selling, general and administrative expenses for the same period were $4.2 million, or 12.7% of net sales. During the seven months ended July 31, 1997, net cash from operations was $5.8 million. For the same period, the Company used approximately $2.5 million for capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, the Company completed several significant transactions and, as of December 31, 1998, the Company's outstanding debt is as follows:

1. On April 23, 1998, the Company issued $145,000,000 of 9.75% Senior Subordinated Notes, due in 2008 (the "Old Notes"). The net proceeds were used by the Company to refinance existing indebtedness, including borrowings incurred in connection with the acquisition in February 1998 of substantially all of the assets of CSI. As described in Note 6 to the financial statements, on September 16, 1998, the Company concluded its exchange offer and the Old Notes were exchanged for $145,000,000 of the new notes (the "New Notes"). The New Notes are subordinated in right of payment to the New Credit Facility and are identical in all material respects to the Old Notes (except for certain transfer restrictions and registration rights relating to the Old Notes).

2. As of September 29, 1998, the Company entered into a new credit facility with First Union National Bank. As amended, the New Credit Facility, replaced the Company's Revolving Credit Facility with NationsCredit Commercial Corporation ("NationsCredit"), provides for up to $30,000,000 of borrowings from time to time for a term of five years and includes a subfacility for the issuance of letters of credit up to a maximum aggregate amount at any one time outstanding not to exceed $2,000,000. The Company's initial borrowing under the

    New Credit Facility, on October 1, 1998, was approximately $4,900,000. The proceeds were used to repay all outstanding indebtedness (together with certain fees and expenses) of the Company under its Revolving Credit Facility with NationsCredit. The Company intends to use the New Credit Facility to fund the majority of its working capital and capital investment requirements in its U.S. operations. As of December 31, 1998, the Company had total borrowing base availability under the Revolving Credit Facility of about $28,000,000, net excess availability was about $16,000,000, and the total balance outstanding was about $12,000,000.

    As discussed in Note 6(b) to the Company's Consolidated Financial Statements, as of December 31, 1998, the Company was not in compliance with the Funded Indebtedness to EBITDA ratio of its New Credit Facility. The lender has waived the failure of the Company to comply with such covenants and further waived such compliance through the remainder of 1999. The Company has agreed with First Union to set new covenant levels during 1999.

3. Polytek has a credit facility with ABN-AMRO Bank with a maximum available facility balance of NLG 22,000,000 ($11,700,000). The facility includes (i) a working capital line of credit up to NLG 11,000,000 ($5,851,000) and (ii) a loan with a maximum allowable balance of NLG 8,500,000 ($4,520,000), collateralized by a lien on certain real property of Polytek. In connection with the construction of a manufacturing facility in 1991, Polytek obtained a NLG 3,500,000 ($1,865,000) loan from ABN-AMRO Bank, secured by a mortgage on certain real property of Polytek. As of December 31, 1998, Polytek's outstanding indebtedness under the working capital line of credit as $3,613,000, with additional availability of approximately $2,200,000. The Company intends to use this credit facility to fund the majority of its working capital and capital investment requirements for its European operations. As of December 31, 1998, Polytek's outstanding loan indebtedness was $3,613,000.

For the 1998 Twelve Month Period, the net cash provided by operating activities of $5,091,000 resulted from the $8,854,000 net loss before extraordinary item, offset by (i) an aggregate $15,152,000 of non-cash items (i.e., depreciation, amortization and plant closedown costs), and (ii) a net decrease of $1,207,000 in working capital.

For the 1998 Twelve Month Period, the net cash used in investing activities of $107,000,000 included (i) the $94,000,000 expended to effect the CSI acquisition and (ii) capital expenditures of $13,000,000. The Company's capital expenditures were primarily related to equipment to be used in manufacturing its Luxor liquid pump dispenser, conversion of certain of its high-speed assembly machines and the purchase of injection molding machines for the Polytek facility.

For the 1998 twelve month period ended December 31, 1998, the net cash provided from financing activities of $102,000,000 resulted primarily from the issuance of the $145,000,000 in Senior Subordinated Notes (as described above), net of repayment of debt, payment of deferred financing costs, and a return of capital to Parent aggregating $43,000,000.

Management believes that net cash generated by operations, together with amounts available under the New Credit Facility and the credit facility with ABN-AMRO Bank, will be adequate to fund (i) the payment of interest and principal on the Company's outstanding indebtedness, (ii) its capital investment plans and (iii) its working capital requirements.

Management believes that inflation did not have a significant impact on operations.

YEAR 2000 COMPLIANCE.

As many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the Year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This state of affairs is commonly referred to as the "Year 2000 Compliance" ("Y2K Compliance") issue. This issue can be a factor at any point in a business entity's supply, manufacturing, distribution or financial chains.

The formation of the Company, as it is presently configured, was completed in February 1998 when CSI was acquired and combined with the Company's two other operating subsidiaries that had been acquired only several months prior, AFA and Polytek. Substantial progress has been made in identifying Business System areas where potential Y2K Compliance risk may exist, and in certain cases, the Company has already established that certain of its Business Systems are in fact Y2K Compliant. In other cases, inquiries of third party suppliers are ongoing, and an evaluation as to the nature of modifications needed, if any, is under active review. A discussion of certain of these areas is as follows:

1. In 1998, as part of its systems integration, the Company conducted a review of enterprise resource planning (ERP) software packages that were suitable for manufacturers in the injection molding industry. The objective was to convert the applications systems being used at each of its operating sites to a software/hardware platform that would begin to integrate the various functions of the Company, i.e., manufacturing, distribution, supply and finance. While selection of the software package was made from the standpoint of optimizing its business suitability, the Company had also obtained certification that the new software was Year 2000 Compliant prior to finalizing the purchase. The implementation of the new software has been successfully completed at CSI's St. Peters facility and the Company anticipates completing the implementation of the new software at AFA and Polytek by the third quarter of 1999.

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

The completion of the Company's program has involved (i) the review of the Company's Business Systems for potential Y2K risk, (ii) developing required modifications to those systems and (iii) allocating resources to effect those modifications. Included in these efforts are communications with principal customers and third-party providers of goods and services to establish that they have adequately addressed Y2K Compliance within their own organizations.

While there can be no assurance, management presently believes that the cost to achieve Y2K compliance will not be material to the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

The information provided in this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to the Company's management.

When used in this document, the words "anticipate," "believe," "estimate" and "expect" identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information with respect to each of the Company's directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. All of the Company's officers are elected by the Board of Directors and serve at the discretion of the Board of Directors.

                          Name                    Age                Position
                          ----                    ---                --------
                          Yehochai Schneider      65        Chairman of the Board of Directors
                          Ariel Gratch            47        President, Chief Executive Officer,
                                                            Vice Chairman
                          William L. Driggers     51        Chief Operating Officer
                          Peter Giallorenzo       41        Vice President and Chief Financial
                                                            Officer, Treasurer and Secretary
                          David Guinta            50        Executive Vice President - Sales and
                                                            Marketing

    Mr. Schneider has been the Chairman of the Board of Directors of the Company since February 2, 1998. He also is the Chairman of the Board of the Parent. Mr. Schneider has over 40 years experience in manufacturing, management and corporate transactions. Since 1981, he has been involved in the acquisition and operation of several businesses, including AFA, various divisions of J.P. Stevens, and Waynesboro Textiles, Inc. Mr. Schneider is a shareholder of WTI and served as its Chairman until the Company's acquisition of AFA and Polytek. Prior to 1981, he served as Chief Executive Officer of A & E Plastik Pak Co., a plastic container business that he co-founded in 1956.

    Mr. Gratch has been the President, Chief Executive Officer and a Director of the Company since February 2, 1998. He also is the President and a Director of the Company's parent corporation and the Vice Chairman of AFA. Mr. Gratch has fifteen years of experience in structuring and financing the acquisition of companies in the United States and Europe. Since 1980, Mr. Gratch has been a senior member of the New York law firm, Gratch Jacobs & Brozman, P.C., specializing in mergers and acquisitions of mid-sized industrial companies. Since 1992, he has acted as principal in the acquisition and management of various manufacturing businesses and commercial real estate operations. From 1985 through 1996, Mr. Gratch served on the Board of Directors of Tyco Toys, the third largest toy company in the United States prior to its purchase by Mattel. Mr. Gratch has also served on the Board of Directors of several private companies, including Glenoit Mills, Inc., a textile and consumer goods company (from 1989 to 1995).

    William Driggers serves as Chief Operating Officer of the Company, having been appointed to that position in November 1998. Prior thereto and from July 1995, Mr. Driggers served as President of CSI. From 1979 to July 1995, he was employed by Tredegar Industries, serving from 1991 to 1995 as President/General Manager of its Molded Products Division.

    Peter Giallorenzo serves as Vice President & Chief Financial Officer of the Company, having been appointed to that position in September 1998. From 1988 through August 1998, Mr. Giallorenzo was Senior Vice President and Chief Operating Officer of Taro Pharmaceuticals U.S.A., Inc. Mr. Giallorenzo is a Certified Public Accountant in the State of New York.

    David Guinta serves as Executive Vice President -- Director of Marketing and Sales (Global Sales Division) of the Company, having been appointed to that position in November 1998. Prior thereto and from July 1998, Mr. Guinta served as Executive Vice President - Director of Marketing and Sales of CSI. From September 1991 until July 1998, he was employed by Calmar Inc., serving from January 1997 until July 1998 as its Vice President of North American Sales.

Committees of the Board of Directors

         It is expected that the Board of Directors will establish an Audit Committee and a Compensation Committee. The membership of these committees has not yet been determined pending the selection and election of additional directors. The Compensation Committee will make recommendations concerning the salaries and incentive compensation of employees of and consultants to the Company and its subsidiaries. The Audit Committee will be responsible for reviewing the results and scope of audits and other services provided by the Company's independent auditors.


ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

    None of the directors who are officers of the Company has received or will receive any compensation for their service on the Company's Board of Directors. The Company anticipates payment of compensation to non-officer directors for their services, including attendance at meetings, the amount of which has not yet been determined but is not expected to be significant.

Compensation of Executive Officers

         The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and all other executive officers (the "Named Executive Officers") for their services to the Company for the year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                               Annual compensation

------------------------------------------------------------------------------------------------
                                                                   Other
                                                                   Annual            All other
  Name and Principal                                            Compensation        Compensation
       position           Year    Salary ($)(1)  Bonus ($)           (2)              ($) (3)
------------------------------------------------------------------------------------------------
Ariel Gratch              1998    458,478.48      200,000           _____                253
President and CEO
------------------------------------------------------------------------------------------------
William L. Driggers       1998    140,763.10       75,000           _____              1,603
Chief Operating Officer
------------------------------------------------------------------------------------------------
Peter Giallorenzo         1998     72,825.63        8,333           _____                253
Vice President and CFO
------------------------------------------------------------------------------------------------
David Giunta              1998     63,192.84       40,000           _____                253
Exex. Vice President -
Marketing and Sales
------------------------------------------------------------------------------------------------

(1) Amounts represent salaries earned for (a) Messrs. Gratch and Driggers for the period commencing on February 1, 1998 through December 31, 1998, (b) Mr. Giallorenzo for the period commencing on August 24, 1998 through December 31, 1998 and (c) Mr. Giunta for the period commencing on July 27, 1998 through December 31, 1998. On an annualized basis, 1998 salaries for Messrs. Gratch, Driggers, Giallorenzo and Giunta were $500,000, $156,000, $200,000 and $150,000, respectively. See Employment Arrangements.
(2) While certain officers received certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officers' respective salaries and bonuses.
(3) Amounts shown include the following: (a) Company payments of term life insurance premiums: $220 for each of Gratch, Driggers, Giallorenzo and Giunta, (b) Company payments of Accidental Death & Disability insurance premiums: $33 for each of Gratch Driggers, Giallorenzo and Giunta and (c) Company contributions of $1,320 to Mr. Driggers' 401(k) plan.

Management Incentive Plan

    In December 1998, the Parent adopted an equity incentive plan for management and certain other employees of the Company and its subsidiaries (other than Messrs. Gratch or Schneider). The plan authorizes grants of stock options and stock appreciation rights with respect to approximately 10% of the Parent's outstanding common stock on a fully-diluted basis. Of the aggregate options or stock appreciation rights, approximately 90% are allocated to senior management personnel of the Company and its subsidiaries. No options have yet been granted pursuant to the plan.

401(k) Plan

    The Company maintains a 401(k) plan (the "Plan") pursuant to which all domestic salaried and hourly employees, after completing 6 months of service with the Company, can elect to defer Federal Income taxation on up to 15% of their total annual compensation, including salaries and bonuses, by having such amount contributed by the Company to the trust established under the Plan rather than paid to the employee. The Company will make contributions each year in an amount equal to 25% of the employee's deferral contributions, up to a maximum of 6% of the employee's total compensation. Company matching contributions vest at the rate of 25% for each full year of service. Company contributions for the Named Executive Officers have been included in the Summary Compensation Table set forth above.

Employment Arrangements

Mr. Gratch has entered into a five-year employment agreement with the Company, dated as of February 4, 1998, which contains customary employment terms. The agreement provides for a base annual salary of $500,000, a minimum guaranteed bonus of $200,000 and additional incentive compensation based on increases in the Company's consolidated EBITDA. The agreement is automatically renewable for two additional five-year terms unless otherwise terminated by the Company or Mr. Gratch. Mr. Gratch participated in deliberations of the Board of Directors with respect to the employment agreement.

Mr. Driggers is a party to an employment agreement, dated July 31, 1995 (as amended), with CSI which contains customary employment terms and provides for an annual base salary of $156,000, an annual bonus based on increases in CSI's Income and participation in benefit plans. Notwithstanding the provisions in Mr. Driggers' contract regarding the calculation of an annual bonus, the Company awarded Mr. Driggers a bonus of $75,000 for 1998. The term of the employment agreement expires on May 31, 1999 but renews automatically for successive one-year periods unless CSI or Mr. Driggers provides written notice of its or his intention not to renew. The employment agreement also contains noncompetition and confidentiality provisions. Mr. Driggers did not participate in the deliberations of the Board of Directors with respect to his compensation during fiscal 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company is a direct wholly-owned subsidiary of Indesco Holdings Co. (the "Parent"). The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Parent, as of December 31, 1998, by (i) each director of the Company, (ii) each of the executive officers of the Company, (iii) all executive officers and directors of the Company as a group and (iv) each person who is the beneficial owner of more than 5% of the outstanding Common Stock of the Parent. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them and the address of each such person is in care of the Company's offices at 950 Third Avenue, New York, New York 10022.

                                         Name and Address                         Number        Percentage of Shares
                                      of Individual or Entity                   Of Shares            Outstanding
                     ------------------------------------------------------     ---------       --------------------
                     Ariel Gratch(1)(3)....................................     7,155,000               86.7%
                     Yehochai Schneider....................................     1,095,000               15.0
                     AFA International Limited(2)(3).......................     5,110,000               70.0
                     Waldock Limited(1)(4).................................       950,000               11.5
                     All directors and executive officers of the
                     Company as a group (3 persons)........................     8,250,000              100.0%

(1) Includes 1,095,000 shares of Common Stock held by Mr. Gratch, 5,110,000 shares of Common Stock held by AFA International Limited and 950,000 shares of Common Stock issuable upon exercise of the warrants held by Waldock Limited. Mr. Gratch has voting control over the shares of Common Stock held by AFA International Limited and the 950,000 shares of Common Stock issuable upon the exercise of the warrants held by Waldock Limited. Mr. Gratch disclaims beneficial ownership of the shares of Common Stock held by AFA International Limited and by Waldock Limited.

(2) The outstanding capital stock of AFA International Limited is owned by a trust for the benefit of members of the family of Mr. Gratch.

(3) Concurrently with consummation of the sale of the Old Notes, AFA International Limited and Ariel Gratch advanced to the Parent an aggregate of $2.5 million to fund the repurchase by the Parent from NationsCredit Commercial Corporation ("NationsCredit") of outstanding warrants to purchase 875,000 shares of its Common Stock. The Parent has the option to repay the amount so advanced by delivery to AFA International Limited and Mr. Gratch of the repurchased warrants.

(4) Waldock Limited owns currently exercisable warrants to purchase an aggregate of 950,000 shares of Class A Common Stock. The warrants were granted on July 29, 1997 and, unless sooner redeemed, expire July 29, 2007. The outstanding capital stock of Waldock Limited is owned by a trust for the benefit of members of the family of Mr. Schneider.

    The Parent also has authorized a class of Preferred Stock, having a liquidation and redemption value of $10.00 per share, that provides for payment of dividends, out of funds legally available therefor, at an annual rate of 7% of the liquidation value thereof. An aggregate of 1,094,000 shares of such Preferred Stock were issued to AFA International Limited and Warcop Investments Ltd., the former stockholders of Polytek upon receipt of the outstanding capital stock of Polytek. Of such shares, 820,500 were issued to AFA International Limited and 273,500 shares were issued to Warcop Investments Ltd. Warcop Investments Ltd. is an affiliate of Mr. Schneider.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Effective February 4, 1998, the Company entered into a new management agreement with a company affiliated with Mr. Schneider that provides for annual payments of $300,000 and expires on July 29, 2008, subject to renewal for successive five-year periods. Pursuant to the new management agreement, Mr. Schneider's affiliated company advises the Company on matters relating to strategic and financial planning and provides financial and administrative services to the Company as is necessary.

     From time to time in the ordinary course of business, AFA purchases certain metal springs for use in trigger sprayers from Spring & Wire Designs LLC ("S&W"), a company affiliated with Messrs. Gratch and Schneider. In 1998, AFA purchased for an aggregate of $839,618 approximately 90% of its metal springs requirements from S&W at competitive prices. The Company anticipates that S&W will continue to supply these components at competitive prices to AFA.

     From time to time in the ordinary course of business, Polytek purchases molds and maintenance services from Brotool B.V. ("Brotool"), an affiliate of the Company. During 1998, purchases of molds from Brotool were approximately $429,000 and purchases of maintenance services were approximately $250,000 (see
Note 10 to the Company's Consolidated Financial Statements).

     The law firm of Gratch, Jacobs & Brozman, P.C., of which Mr. Gratch is a senior member, provides legal services on an ongoing basis to the Company and its subsidiaries. During fiscal 1998, the Company paid fees of approximately $1,068,000 to Gratch, Jacobs & Brozman, P.C.

    In connection with the acquisition of AFA, AFA International Limited and Waldock Limited made loans to AFA in the principal amounts of $1,000,000 and $2,000,000, respectively. On February 4, 1998, Parent assumed AFA's obligations in connection with said loans, and as evidence thereof, issued unsecured subordinated notes (the "Subordinated Notes") to AFA International Limited and Waldock Limited in the original principal amounts of $1,000,000 and $2,000,000 (plus interest on such principal amounts accrued from July 29, 1997 through February 4, 1998), respectively. The Subordinated Notes bear interest at 11.5% per annum, and the principal thereof is prepayable at any time at the option of the Parent and, unless sooner prepaid, will mature on May 15, 2008.

    Concurrent with the acquisition of CSI, Polytek became a direct wholly owned subsidiary of the Company. The Parent agreed to issue to AFA International Limited and Warcop Investments Ltd. (a company affiliated with Mr. Schneider), 820,500 shares and 273,500 shares, respectively, of a new class of Preferred Stock of the Parent having a liquidation and redemption value of $10.00 per share and providing for dividends at an annual rate of 7% of the liquidation value thereof. See "Security Ownership of Certain Beneficial Owners and Management."

    In connection with a credit facility in July 1997, the Parent issued to NationsCredit warrants to purchase, at a price of $0.01 per share, up to an aggregate of 1,750,000 shares of Common Stock of the Parent (equivalent to 17.5% of its outstanding Common Stock on a fully-diluted basis), at any time up to July 29, 2007. Concurrently with the cancellation of such credit facility, the Parent repurchased all of those warrants for a cash payment of $5.0 million as part of a general renegotiation of various of the terms of the Company's arrangements with NationsCredit. Funding for such repurchase was provided by (i) distribution to the Parent by the Company of $2.5 million and (ii) the advance to the Parent by AFA International Limited and Mr. Gratch of a like amount in cash. The advance of those funds was evidenced by unsecured promissory notes of the Parent bearing interest at the rate of 11.5% per annum. The principal amount of such notes are prepayable at any time at the option of the Parent, either in cash or by delivery of half of the warrants so repurchased from NationsCredit, and, unless sooner prepaid, will mature on May 15, 2008.

    The Parent and its U.S. subsidiaries (including Indesco) have entered into a tax sharing agreement providing (among other things) that Parent shall pay the federal income tax liability of the consolidated federal income tax group that includes Indesco and such subsidiaries and that Indesco and each such subsidiary, subject to certain limitations, will make payments to Parent on account of income taxes, in an amount determined as if Indesco and the subsidiaries filed a consolidated federal income tax return that did not include the Parent.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The Financial Statements listed on page F-1 are filed as part of this Form 10-K:

(a)(2) Index to Financial Statement Schedules: None

(a)(3) Exhibits

       The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K:

                                  EXHIBIT INDEX

                                                                                                                        SEQUENTIALLY
EXHIBIT                                                                                                                   NUMBERED
NUMBER                               DESCRIPTION                                                                            PAGE
-------                              -----------                                                                        ------------
3.1(a) --  Certificate of Incorporation of Indesco International, Inc., as amended.*

   (b) --  Certificate of Incorporation of Continental Sprayers International, Inc., as amended.*

   (c) --  Certificate of Incorporation of AFA Products, Inc., as amended.*

3.2(a) --  By-laws of Indesco International, Inc.*

   (b) --  By-laws of Continental Sprayers International, Inc.*

   (c) --  By-laws of AFA Products, Inc.*

4.1    --  Indenture, dated as of April 23, 1998, between Indesco International, Inc., AFA
           Products, Inc. and Continental Sprayers International, Inc., as subsidiary guarantors, and Norwest Bank Minnesota, National Association, as trustee.*

4.2    --  Form of Notes.*

4.3    --  Form of Subsidiary Guarantees.*

4.4    --  Registration Rights Agreement, dated as of April 23, 1998, between Indesco International, Inc.,
           AFA Products, Inc. and Continental Sprayers International, Inc., as subsidiary guarantors, and
           NationsBanc Montgomery Securities LLC.*

10.1   --  Loan and Security Agreement, dated September 29, 1998, by and among Indesco International, Inc.,
           AFA Products, Inc., Continental Sprayers International, Inc. and First Union National Bank.**

10.2   --  Amendment to Loan and Security Agreement and Waiver, dated March 24, 1999, by and among Indesco
           International, Inc., AFA Products, Inc., Continental Sprayers International, Inc. and First
           Union National Bank.

10.3   --  Management Agreement, dated as of February 4, 1998, between Indesco International,
           Inc. and Gadraz, Inc.*

10.4   --  Employment Agreement, dated as of February 4, 1998, between Indesco International,
           Inc. and Ariel Gratch.*

10.5   --  Tax Sharing Agreement, dated as of August 1, 1997, among Indesco International, Inc.,
           Continental Sprayers International, Inc. and AFA Products, Inc.*

10.6   --  Supply Agreement, dated as of April 23, 1998, Spring & Wire Designs LLC and Indesco
           International, Inc.*

21     --  Subsidiaries of Indesco International, Inc.*

27         Financial Data Schedule


* Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-52657) and incorporated herein by reference.

** Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended July 5, 1998 and incorporated herein by reference.


        (b) Reports on Form 8-K: None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Indesco International, Inc.


                                       By:___________________________
                                                Ariel Gratch
                                       Title:   President and CEO
                                       Date:    March 31, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                            TITLE                       DATE

___________________________     President, CEO and          March 31, 1999
Ariel Gratch                    Director (Principal
                                Executive Officer)

___________________________     Vice President and          March 31, 1999
Peter Giallorenzo               Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)

___________________________     Director                    March 31, 1999
Yehochai Schneider

                         INDEX TO FINANCIAL STATEMENTS

INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES
  Report of Independent Accountants.........................  F-2
  Consolidated Balance Sheet as of December 31, 1998........  F-3
  Consolidated Statement of Operations for the year ended
     December 31, 1998......................................  F-4
  Consolidated Statement of Stockholders Equity (Deficit)
     for the year ended December 31, 1998...................  F-5
  Consolidated Statement of Cash Flows for the year ended
     December 31, 1998......................................  F-6
  Notes to Consolidated Financial Statements................  F-8

AFA HOLDINGS CO. AND SUBSIDIARIES
  Report of Independent Accountants.........................  F-28
  Combined Balance Sheet as of December 31, 1997............  F-29
  Combined Statement of Operations for the five month period ended December 31, 1997................................  F-30
  Combined Statement of Stockholders' Equity for the five
     month period ended December 31, 1997...................  F-31
  Combined Statement of Cash Flows for the five month period ended December 31, 1997................................  F-32
  Notes to Combined Financial Statements....................  F-33

WTI, INC. AND SUBSIDIARIES
  Report of Independent Accountants.........................  F-46
  Consolidated Balance Sheets as of July 31, 1997 and
     December 31, 1996......................................  F-47
  Consolidated Statements of Operations for the seven month
     period ended July 31, 1997 and the years ended December
     31, 1996 and 1995......................................  F-48
  Consolidated Statements of Stockholders' Equity for the
     seven months ended July 31, 1997 and for the years
     ended December 31, 1996 and 1995.......................  F-49
  Consolidated Statements of Cash Flows for the seven month
     period ended July 31, 1997 and for the years ended
     December 31, 1996 and 1995.............................  F-50
  Notes to Consolidated Financial Statements................  F-51

CONTINENTAL SPRAYERS AND AFFILIATES
  Report of Independent Accountants.........................  F-69
  Combined Balance Sheets as of May 31, 1997 and 1996.......  F-70
  Combined Statements of Operations for the years ended May
     31, 1997, 1996 and 1995................................  F-71
  Combined Statements of Divisional Equity for the years
     ended May 31, 1997, 1996 and 1995......................  F-72
  Combined Statements of Cash Flows for the years ended May
     31, 1997, 1996 and 1995................................  F-73
  Notes to Combined Financial Statements....................  F-74

CONTINENTAL SPRAYERS AND AFFILIATES
  Report of Independent Accountants.........................  F-78
  Combined Balance Sheet as of January 31, 1998.............  F-79
  Combined Statements of Operations for the eight months
     ended January 31, 1998.................................  F-80
  Statements of Cash Flows for the eight months ended
     January 31, 1998.......................................  F-81
  Notes to Combined Financial Statements....................  F-82

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Indesco International, Inc.

In our opinion, the consolidated balance sheet and related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the consolidated financial position of Indesco International, Inc. and Subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



                                          PricewaterhouseCoopers LLP


New York, New York
March 29, 1999

                  Indesco International, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 1998
                             (Dollars in Thousands)

                                      ASSETS
Current Assets:
     Cash and Cash Equivalents                                                 $   1,569
     Accounts Receivable, Net of Allowance of $45                                 13,941
     Inventories                                                                  13,447
     Prepaid Expenses and Other Assets                                               665
                                                                               ---------
         Total Current Assets                                                     29,622

Property, Plant and Equipment, Net                                                65,885
Excess of Cost Over Fair Value of Net Assets Acquired, Net                        60,953
Patents and Other Intangibles, Net                                                 7,738
Deferred Financing Costs                                                           6,165
Other Assets                                                                       1,043
                                                                               ---------
     TOTAL ASSETS                                                              $ 171,406
                                                                               =========


          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Current Portion of Long-Term Debt and Capital Lease Obligations           $   1,085
     Credit Facility                                                               3,613
     Accounts and Drafts Payable                                                   7,602
     Accrued Interest Payable                                                      2,945
     Other Accrued Expenses                                                        4,201
                                                                               ---------
         Total Current Liabilities                                                19,446

Long-Term Debt and Capital Lease Obligations                                     163,416
Deferred Income Taxes                                                                647
                                                                               ---------
     Total Liabilities                                                           183,509
                                                                               ---------
Commitments and Contingencies

Stockholders' Deficit:
     Common Stock, Authorized 3,000 Shares of $.01 Par Value; 200 Shares
         Issued and Outstanding                                                       --
     Additional Paid-in Capital                                                    5,062
     Accumulated Deficit                                                         (17,233)
     Accumulated Other Comprehensive Income                                           68
                                                                               ---------
         Total Stockholders' Deficit                                             (12,103)
                                                                               ---------
           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 171,406
                                                                               =========


                See notes to consolidated financial statements.

                  Indesco International, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                          Year Ended December 31, 1998
                             (Dollars in Thousands)




Net Sales                                                                          $ 107,565
Cost of Sales                                                                         79,923
                                                                                   ---------
     Gross Profit                                                                     27,642

Operating Expenses:
     Selling, General and Administrative                                              12,068
     Research and Development                                                          1,068
     Amortization of Intangibles                                                       2,644
     Plant Closedown Costs                                                             5,344
                                                                                   ---------
         Total Operating Expenses                                                     21,124
                                                                                   ---------
               Income From Operations                                                  6,518

Other (Income) Expense:
     Interest                                                                         15,527
     Other                                                                              (156)
                                                                                   ---------
         Total Other Expense, Net                                                     15,371
                                                                                   ---------
               Loss Before Extraordinary Item and Provision for Income Taxes           8,853
Provision for Income Taxes                                                                 1
                                                                                   ---------
     Loss Before Extraordinary Item                                                    8,854
Extraordinary Item - Loss on Early Extinguishment of Debt                              7,005
                                                                                   ---------

     NET LOSS                                                                      $  15,859
                                                                                   =========

                See notes to consolidated financial statements.

                  Indesco International, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                          Year Ended December 31, 1998
                             (Dollars in Thousands)

                                                                  COMMON STOCK
                                                         -----------------------------
                                                                             INDESCO    ADDITIONAL
                                        COMPREHENSIVE                    INTERNATIONAL   PAID-IN
                                           LOSS              POLYTEK          INC.       CAPITAL
                                        -------------     -----------    -------------   --------
Balance at January 1, 1998               $      --       $     242       $     --       $  4,320

Net Loss                                   (15,859)             --             --             --

Contribution of Subsidiary Equity-              --            (242)            --            242

Parent Debt Converted to Equity                 --              --             --          3,000


Return of Capital to Parent                     --              --             --         (2,500)

Translation Adjustment                          40              --             --             --
                                          --------        --------       --------       --------

Total Comprehensive Loss                  ($15,819)
                                          ========
      BALANCE AT DECEMBER 31, 1998                        $    --        $     --       $  5,062
                                                          ========       ========       ========



                                                      ACCUMULATED
                                                        OTHER             TOTAL
                                        ACCUMULATED   COMPREHENSIVE      STOCKHOLDERS'
                                         DEFICIT         INCOME        EQUITY (DEFICIT)
                                        -----------   --------------   -------------
Balance at January 1, 1998               ($ 1,374)     $     28        $  3,216

Net Loss                                  (15,859)           --         (15,859)

Contribution of Subsidiary Equity              --            --

Parent Debt Converted to Equity                --            --
                                                                          3,000

Return of Capital to Parent                    --            --          (2,500)

Translation Adjustment                         --            40              40
                                         --------      --------        --------

Total Comprehensive Loss

      BALANCE AT DECEMBER 31, 1998       ($17,233)     $     68        ($12,103)
                                         ========      ========        ========

                See notes to consolidated financial statements.

                  Indesco International, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                          Year Ended December 31, 1998
                             (Dollars in Thousands)


Cash Flows From Operating Activities:
     Net Loss                                                                              $  15,859
     Less: Extraordinary Item                                                                 (7,005)
                                                                                           ---------
                                                                                               8,854
                                                                                           ---------
     Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
         Depreciation                                                                          7,087
         Amortization                                                                          2,645
         Plant Closedown Costs                                                                 5,344
         Deferred Income Taxes                                                                   115
         Equity in Earnings of Affiliate                                                         (39)
         Changes in Operating Assets and Liabilities:
              Accounts Receivable                                                             (7,652)
              Inventories                                                                      1,776
              Prepaid Expenses and Other Assets                                                  914
              Accounts and Drafts Payable                                                      2,777
              Income Taxes Payable                                                              (357)
              Other Accrued Expenses                                                           1,335
                                                                                           ---------
                    Total Adjustments                                                         13,945
                                                                                           ---------
     Net Cash Provided by Operating Activities                                                 5,091
                                                                                           ---------

Cash Flows From Investing Activities:
     Acquisition of CSI, Net of Cash Acquired                                                (93,568)
     Expenditures for Property, Plant and Equipment                                          (12,924)
     Proceeds From Disposal of Property, Plant and Equipment                                      87
     Other                                                                                      (563)
                                                                                           ---------
     Net Cash Used by Investing Activities                                                  (106,968)
                                                                                           ---------

Cash Flows From Financing Activities:
     Proceeds From Senior Subordinated Notes                                                 145,000
     Proceeds From Term Loans                                                                135,000
     Repayment of Long-Term Debt                                                            (173,643)
     Payments of Deferred Financing Costs                                                    (12,116)
     Net Borrowings Under Revolving Credit Agreements                                         10,629
     Return of Capital to Parent                                                              (2,500)
                                                                                           ---------
     Net Cash Provided by Financing Activities                                               102,370
                                                                                           ---------
Effect of Exchange Rate Changes on Cash                                                           25
                                                                                           ---------
     Net Increase in Cash and Cash Equivalents                                                   518
Cash and Cash Equivalents at Beginning of Year                                                 1,051
                                                                                           ---------

     CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $   1,569
                                                                                           =========

                  Indesco International, Inc. and Subsidiaries
                Consolidated Statement of Cash Flows (Continued)
                          Year Ended December 31, 1998
                             (Dollars in Thousands)


Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
    Interest                           $8,790
                                       ======

    Income Taxes                       $  314
                                       ======


Non-Cash Investing and Financing Information:

         During fiscal 1998, the Company entered into capital leases for machinery and equipment aggregating $2,269.

         During fiscal 1998, Parent debt of $3,000 was converted to equity.



                 See notes to consolidated financial statements.

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)

(1)      ORGANIZATION AND BASIS OF PRESENTATION

         Indesco International, Inc. (the "Company"), is a wholly owned subsidiary of Indesco Holdings Co., formerly Afa Holdings Co. ("Parent"). The Company manufactures and sells finger activated liquid dispensing devices ("trigger sprayers") primarily in the United States and the Netherlands. The Parent was formed in July 1997 to acquire, through a wholly-owned subsidiary, the assets and liabilities of AFA Products, Inc. ("AFA"), located in Forest City, North Carolina. Concurrent with this transaction, a stockholder of the Parent and affiliate of another stockholder of the Parent acquired the outstanding capital stock of AFA Polytek B.V. ("Polytek") based in The Netherlands. Afa and Polytek were formerly operating subsidiaries of W.T.I., Inc. ("WTI" or "Predecessor"). In addition, effective February 1, 1998, the Company acquired certain assets and liabilities of Continental Sprayer and Affiliates ("CSI"), a division of Contico International, Inc. for approximately $94 million (see Note 3). Concurrent with the CSI acquisition, Polytek became a wholly-owned subsidiary of the Company.

         The accompanying consolidated balance sheet as of December 31, 1998 includes the accounts of the Company and its subsidiaries (AFA, Polytek and CSI).

         The accompanying consolidated statement of operations of the Company includes the results of operations of the Company, AFA and Polytek, for the year ended December 31, 1998 and the results of operations of CSI from its acquisition on February 1, 1998 through December 31, 1998.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. The investment in affiliate is carried at cost plus equity in undistributed earnings since acquisition. All significant intercompany account and transactions have been eliminated in consolidation.

         Revenue Recognition

         The Company recognizes revenue upon shipment of its products to customers.

         Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         estimates in the financial statements relate to the allowance for uncollectible accounts receivable, the allowance for slow-moving and obsolete inventories, the recoverability of long-lived assets, the allowance for sales returns and the valuation allowance for deferred tax assets.

         Cash and Cash Equivalents

         The Company considers highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined at the first-in, first-out (FIFO) basis. Cost includes material, labor and applicable manufacturing overhead.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided primarily on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are charged to income as incurred and betterments that extend the useful life are capitalized. Upon retirement or sale, the cost and accumulated depreciation are eliminated from the respective accounts, and the gain or loss, if any, is included in income.

         If events, or changes in circumstances indicate that the carrying amount of a long-lived assets may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized.

         Research and Development

         Company sponsored research and development expenses related to present and future products are expensed as incurred.

         Excess of Cost Over Fair Value of Net Assets Acquired

         Net excess of cost over fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over a period of thirty years. Amortization charged to operation for the year amounted to $1,958. Accumulated amortization amounted to $2,035 at December 31, 1998.

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)




(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through forecasted future operations. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset.

         Patents and Other Intangible Assets

         The cost of patents acquired and other intangible assets, consisting primarily of an exclusive sales agreement and royalty agreements, are being amortized using the straight-line method over the estimated useful lives ranging from twelve to fifteen years. Amortization expense and related accumulated amortization amounted to $652 and $818, respectively for the year ended.

         Deferred Tooling

         From time to time, the Company purchases certain molds and equipment (tooling) to meet specific customer product requirements. These tooling costs are capitalized by the Company and are amortized into operations over the estimated life of the sales contract period. Amortization charged to operations for the year was $35.

         Deferred Financing Fee

         Costs incurred to obtain financing are amortized using the straight-line method (which approximates the interest method) over the term of the related debt.

         Income Taxes

         The Company uses the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax assets and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Foreign Currency Translation

         Assets and liabilities of Polytek are translated at exchange rates in effect at the balance sheet date ($.5328 per guilder at December 31, 1998). Items of revenue and expense are translated at average exchange rates during the period ($.5041 per guilder for the year ended).

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Translation adjustments, resulting from translating the Polytek and the CSI United Kingdom financial statements into dollars, are reported in the equity section of the accompanying balance sheet under the caption "Accumulated Other Comprehensive Income."

         Advertising Costs

         All costs relating to marketing and advertising the Company's products are expensed in the period incurred. Total advertising expenses were approximately $36.

         Financial Instruments

         Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade receivables.

         Although cash balances are held at various financial institutions, such balances may, at times, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recovery is dependent upon performance of the institution.

         Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition. During 1998, the Company had sales to three customers, which represented approximately 19 percent of the Company's revenues. No one customer represents more than 10 percent of revenues.

         The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of these financial instruments. The fair value of long-term debt approximates the carrying amount as the related interest rates represent current market rates.

         New Accounting Pronouncements

         On June 1, 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income," which establishes standards for the reporting and display of comprehensive income, its components (revenue, expenses, gains and losses) and accumulated balances in a full set of general purpose financial statements. Comprehensive income for the Company includes net income (loss) and the effects of translation which are charged or credited to the cumulative translation adjustments account within stockholders' equity. SFAS No. 130 was adopted on January 1, 1998.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report information about segments. This statement is effective for 1998 and related disclosure is included in footnote 13.

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)




(3)      ACQUISITIONS OF CONTINENTAL SPRAYER INTERNATIONAL

         Effective February 1, 1998, the Company acquired CSI for $92,947 in cash, paid outstanding debt of AFA of $39,567 and paid fees of $5,721. Such amounts were paid through the issuance of term loans of $135,000 and borrowings under a revolving credit facility.

         The CSI acquisition was accounted for using the purchase method of accounting. The Company increased the value of the inventory $850 in accordance with Accounting Principles Board Opinion No. 16 and has recorded fixed assets and identifiable intangibles at their appraised fair market value. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $55,000 is being amortized over 30 years. Unaudited proforma results of operations of the Company before extraordinary items for the year ended December 31, 1998 as if the transaction had occurred on January 1, 1998 are as follows:



         Net Sales                                                   $112,411
                                                                     ========
         Net Loss Before Extraordinary Item                          $  9,177
                                                                     ========


(4)      INVENTORIES

         The components of inventories are summarized as follows:

              Raw Material                                                $   3,418
              Work-in-Process                                                 5,015
              Finished Goods                                                  5,014
                                                                          ---------
                                                                           $ 13,447
                                                                           ========


(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, summarized by major classification and estimated useful lives for depreciation purposes, is as follows:

                                                       USEFUL               DECEMBER 31,
                                                     LIVES (YEARS)                1998
                                                     -------------          ------------
              Land                                                           $   2,499
              Buildings                                 30 - 40                 14,311
              Machinery and Equipment                    5 - 10                 42,971
              Furniture and Fixtures                     5 - 7                   3,056

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)



(5 )     PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

                                                        USEFUL       DECEMBER 31,
                                                     LIVES (YEARS)      1998
                                                     ------------    -----------
Vehicles                                                     5              23
Construction in Progress                                    --          11,754
                                                                      --------

                                                                        74,614
Less: Accumulated Depreciation and Amortization                         (8,729)
                                                                      --------
      Property, Plant and Equipment, Net                              $ 65,885
                                                                      ========

         Construction in progress primarily consists of additions and improvements to buildings, molds and machinery. Property, plant and equipment includes approximately $2,269 for assets recorded under capital leases.


(6)      DEBT

         Debt consists of the following:

          Working Capital line of credit, Dutch Guilder
          ("NLG")  denominated, bearing interest at 4.75 percent (A)            $  3,613
                                                                                ========

          LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

          Revolving credit facility, dollar denominated bearing
          interest at 7.10 percent (B)                                          $ 12,058

          Senior subordinated notes, dollar denominated
          bearing interest at 9.75 percent (C)                                   145,000

          ABN/AMRO loan, NLG denominated, bearing
           interest at 6.10 percent (D)                                            3,962

          Senior mortgage note, NLG denominated, payable
          in quarterly principal installments (NLG 175 or
          US $95 per annum), bearing interest at 5.50 percent (E)                  1,212

          Capital lease obligations, NLG denominated, bearing interest at rates ranging from 7.10 percent to 7.75
          percent                                                                  2,269
                                                                                --------
                                                                                 164,501
          Less:  Current Portion                                                   1,085
                                                                                --------
                TOTAL LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS              $163,416
                                                                                ========

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)




(6)      DEBT (CONTINUED)

              Working Capital Borrowings

              (a) Netherlands

              Borrowings under the guilder denominated line of credit have a maximum limit of NLG 11,000 ($5,861 at December 31, 1998). Interest payments on the NLG denominated line of credit are due quarterly, or with respect to interest due on short-term loans borrowed under the line of credit, at the end of the short-term loan period. Borrowings under the NLG line of credit are collateralized by a lien on certain real property of Polytek. This line of credit contains certain covenants, the most significant of which relates to minimum net worth requirements.

              Long-Term Debt

              (b) U.S.

              Effective February 1, 1998, the Company consummated the CSI acquisition, refinancing the AFA debt of approximately $40 million in its entirety and acquired all of the capital stock of Polytek. Funds used for the CSI acquisition and the refinancing of the AFA debt were provided by a credit facility comprised of (a) term loans, which consisted of (i) a $70 million principal amount Tranche A Term Loan, bearing interest at LIBOR, plus 3.75 percent; and (ii) a $65 million Tranche B Term Loan, bearing interest at LIBOR, plus 5.50 percent, and (b) a revolving credit facility (the "Revolving Credit Facility").

              New Credit Facility

              General - As of September 29, 1998, the Company, AFA and CSI entered into a new credit facility (the "New Credit Facility") with First Union National Bank ("First Union"). The New Credit Facility replaced the Revolving Credit Facility with NationsCredit Commercial Corporation ("NationsCredit"), provides for up to $30 million of borrowings from time to time for a term of five years and includes a subfacility for the issuance of letters of credit up to a maximum aggregate amount at any one time outstanding not to exceeds $2 million. The Company's initial borrowing under the New Credit Facility, on October 1, 1998, was approximately $4.9 million, the proceeds of which were used to repay all outstanding indebtedness (together with certain fees and expenses) of the Company under its Revolving Credit Facility with NationsCredit.

\                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)


(6)      DEBT (CONTINUED)

              Collateral - Indebtedness under the New Credit Facility is collateralized by a first priority collateral interest in all accounts receivable, inventory, machinery and equipment (including molds) of the Company and each of its domestic subsidiaries. In addition, the Company and each of its domestic subsidiaries has granted a negative pledge with respect to certain other assets, including real property, general intangibles and intellectual property (including patents).

              Interest - Indebtedness under the New Credit Facility bears interest at a floating rate based (at the Company's option) upon
              (i) LIBOR (for either one, two, three or six months), plus an Applicable Margin ranging from 1.25 percent to 2.25 percent (initially 1.75 percent) or (ii) the Base Rate (the greater of the Prime Rate announced by First Union or the Federal Funds Rate plus
              0.50 percent) plus an Applicable Margin ranging from 0.00 percent to 1.00 percent (initially 0.50 percent).

              Borrowing Base - The availability of borrowings under the New Credit Facility is subject to a Borrowing Base equal to the sum of
              (i) 85 percent of eligible accounts receivable, (ii) 60 percent of eligible inventory, (iii) 75 percent of the orderly liquidation value of selected eligible machinery and equipment, (iv) 80 percent of the cost of certain new machinery and equipment and (v) 60 percent of the cost of the conversion of certain existing machinery and equipment. The lender has the right to set reserves which can limit the amount of borrowing base availability.

              Covenants - The New Credit Facility requires the Company (on a consolidated basis, including all domestic subsidiaries and Polytek) to meet certain financial tests at the end of each fiscal quarter, including a Funded Indebtedness to EBITDA Ratio from the closing date through June 30, 2000 of 6.25:1.0, decreasing incrementally to 4.5:1.0 at July 1, 2002 and thereafter, and a Fixed Charge Coverage Ratio of not less than 1.0:1.0 for any fiscal quarter. The New Credit Facility also contains covenants that include, without limitation: (i) required delivery of financial statements, other reports and borrowings base certificates; (ii) limitations on liens; (iii) limitations on mergers, consolidations and sales of assets; (iv) limitations on incurrence of debt; (v) limitations on permitted capital expenditures; (vi) limitations on restricted payments; (vii) limitations on investments and acquisitions; (viii) limitations on transactions with affiliates; and (ix) limitations on changes in the Company's line of business.

              On March 24, 1999, the Company amended its New Credit Facility. The amendment (i) waives compliance with the Funded Indebtedness to EBITDA ratio through the end of 1999, (ii) requires the Company to maintain EBITDA of at least $3,000 for each of the fiscal quarters ending on March 31, 1999, June 30, 1999 and September 30, 1999, (iii) reduces the Capital Expenditure Limit (as defined in the New Credit Facility) for the period commencing on September 29, 1998 through December 31, 1999 (iv) increases the Applicable Margin on Eurodollar loans to 2.25% (from 1.75%) and on Base Rate loans to 1.00% (from 0.50%) and (v) provides that prior to May 14, 1999, the Company and First Union will negotiate additional financial covenants and new financial covenant levels for the fiscal quarters ending on June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000.

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)


(6)      DEBT (CONTINUED)

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

              The Old Notes were to be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003, at certain specified redemption prices, plus accrued and unpaid interest thereon to the redemption date. In addition, at any time on or before April 15, 2001, the Company could redeem up to 35 percent of the initial aggregate principal amount of the Old Notes with the net proceeds of one or more equity offerings at a redemption price equal to 109.75 percent of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that at least 65 percent of the initial aggregate principal amount of the Old Notes remains outstanding. Upon a change of control, the Company would be required to make an offer to purchase all outstanding Old Notes at 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

              The Old Notes were unsecured senior subordinated obligations of the Company and were subordinated in right of payment to all existing and future Senior Indebtedness of the Company, including indebtedness under its Revolving Credit Facility. The Old Notes were ranked pari passu with all existing and future senior subordinated indebtedness of the Company, were ranked senior to all other existing and future Subordinated Indebtedness of the Company and were fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by each of the Company's existing and future U.S. subsidiaries (the "Subsidiary Guarantors"), (see Note 13). The Old Notes were also effectively subordinated to all existing and future Senior Indebtedness of the Company's subsidiaries.

              On August 17, 1998, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 with respect to its 9.75 percent Senior Subordinated Notes due April 15, 2008 ("New Notes") which are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis, by the Subsidiary Guarantors, (see Note 13). On September 16, 1998, the Company concluded its exchange offer and the New Notes were exchanged for $145,000 aggregate principal amount of the Old Notes. The New Notes are subordinated in right of payment to all existing and future Senior Indebtedness, including indebtedness under the New Credit Facility and, except for certain transfer

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)




(6)      DEBT (CONTINUED)

              restrictions and registrations rights relating to the Old Notes, are identical in all material respects to the Old Notes.

              (d) ABN/AMRO Loan

              Polytek has a credit facility with the ABN-AMRO Bank, The Netherlands. This credit facility includes a loan of up to NLG 8,500 ($4,528), requiring quarterly payments of $115 through 2007. This Note is collateralized by a lien on certain real property of Polytek. This Note contains certain covenants, the most significant of which relate to minimum net worth requirements.

              (e) Senior Mortgage Note

              In connection with the construction of a manufacturing facility, Polytek obtained a NLG 3,500 ($1,865) mortgage from ABN-AMRO Bank, The Netherlands. Borrowings under this Mortgage Agreement are collateralized by a lien on certain real property of Polytek.

              Aggregate Annual Maturities

              Aggregate annual maturities of debt (including capital lease obligations) after December 31, 1998 are as follows:

                  1999                                              $   1,085
                  2000                                                  1,017
                  2001                                                    984
                  2002                                                    984
                  2003                                                 12,996
                  Thereafter                                          147,435
                                                                    ---------
                                                                     $164,501
                                                                     ========


(7)      EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

         In conjunction with the acquisition of CSI, the Company repaid outstanding debt of approximately $40,000 in February 1998, refinanced its term loan borrowing on April 23, 1998 and refinanced its credit facility on September 29, 1998, (see Notes 1 and 3). As a result, the Company expensed $6,054 of deferred financing costs and $951 of prepayment penalties as an extraordinary loss.

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)



(8)      INCOME TAXES

         The loss before provision for income taxes consisted of:

               United States                                           $ 15,656
               Foreign                                                      203
                                                                       --------

                                                                       $ 15,859
                                                                       ========
          The provision (benefit) for income taxes consisted of:

               Current Tax Provision (Benefit):
                     U.S. Federal                                      $     --
                     State and Local                                        133
                     Foreign                                               (247)
                                                                       --------

                           Total Current Tax Provision (Benefit)           (114)
                                                                       --------
               Deferred Tax Provision consisted of:
                     U.S. Federal                                            --
                     State and Local                                         --
                     Foreign                                                115
                                                                       --------

                           Total Deferred Tax Provision                     115
                                                                       --------
               Provision for Income Taxes                              $      1
                                                                       ========

         U.S. income tax benefit at the statutory tax rate is reconciled below to the overall U.S. and foreign income tax expense:

               Tax at U.S. Federal Income Tax Rate                              $(5,391)
               State Taxes, Net of Federal Income Tax Effect                        124
               Impact of Foreign Tax Rates and Credits                             (132)
               Loss Not Currently Deductible                                      5,577
               Other Items, Net                                                    (177)
                                                                                -------

                     Income Tax Expense                                         $     1
                                                                                =======

          Deferred tax assets and liabilities consisted of the following:

               Deferred Tax Assets:
                   Operating Losses                                             $ 5,577
                   Plant Closedown Costs                                          1,263
                   Asset Basis Differences                                          886
                   Accruals Not Currently Deductible                                608
                   Other                                                            456
                                                                                -------
                        Deferred Tax Assets                                       8,790
                                                                                -------

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)



(8)      INCOME TAXES (CONTINUED)

          Deferred Tax Liabilities:
              Depreciation and Amortization                 2,448
              Other                                            99
                                                           ------
                    Deferred Tax Liability                  2,547
                                                           ------
          Valuation Allowance                               6,890
                                                           ------
                          Net Deferred Tax Liability       $  647
                                                           ======


         The income taxes paid during 1998 were $314. The Company has U.S. net operating loss carryforwards of approximately $14 million, expiring in years 2012 through 2013. The net deferred tax liability of $647 relates to foreign taxes.

         The Company has established valuation allowances in accordance with the provision of FASB Statement No. 109, "Accounting for Income Taxes." The Company will review the adequacy of the valuation allowance in the future years and recognize only those benefits as the reassessment indicates that it is more likely than not that the benefits will be realized.


(9 )     COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company is obligated under various noncancellable operating leases which expire at various dates through 2003.

         Future minimum annual rental payments in excess of one year at December 31, 1998 are as follows:

              YEAR-ENDING DECEMBER 31

                  1999                                      $      496
                  2000                                             340
                  2001                                             219
                  2002                                             180
                  2003                                              73
                                                           -----------
                                                             $   1,308
                                                             =========

         Total rent expense charged to operations was approximately $155 for the year ended December 31, 1998.

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)


(9)      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Employment

         The Company has an employment agreement with one of its officers. The agreement which expires in 2003 and is automatically renewable for two additional five-year terms provides for a minimum salary level, minimum guaranteed bonus and additional incentive compensation based on performance criteria.

         The commitment for salaries as of December 31, 1998 was approximately $500 per year.

         Litigation

         There are pending claims and litigations against the Company arising in the ordinary course of business. Management believes, on the basis of its understanding and advise of counsel, that these actions will not result in payment of amounts, if any, which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(10)     RELATED PARTY TRANSACTIONS

         Management Fees

         Effective February 4, 1998, the Company entered into a new management agreement with an affiliate of one of the shareholders of the Parent that provides for annual payments of $300 and expires on July 29, 2008, subject to renewal for successive five-year periods.

         During 1998, $308 of management fees and certain expenses were recorded. As of December 31, 1998, all fees and expenses had been paid.

         Transactions with Parent

         On February 4, 1998, the Parent assumed $3,000 of notes payable due to certain shareholders of the Parent by AFA, which amount has been recorded as a contribution of capital. In April 1998, the Company returned capital to the Parent in the amount of $2,500 from the proceeds of its debt offering.

         Transactions with Affiliates

         The Company has a 41 percent ownership in an affiliate, which is accounted for using the equity method. Earnings of the affiliate are not material to the operations of the Company. During the year, the Company purchased molds from the affiliate for approximately $429. During the year, the affiliate provided certain repairs and maintenance at a cost to the Company

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)



(10)     RELATED PARTY TRANSACTIONS (CONTINUED)

         of approximately $250. Included in accounts payable in the accompanying balance sheet at December 31, 1998 is approximately $55, relating to these assets and services provided by the affiliate.

         Professional Services

         The law firm of Gratch, Jacobs & Brozman, P.C., of which one of the Parent's shareholders is a senior member, provides legal services on an ongoing basis to the Company and its subsidiaries. For the year ended December 31, 1998, the Company incurred fees of approximately $1,068 to Gratch, Jacobs & Brozman, P.C.


(11)     EMPLOYEE BENEFIT PLANS

         401(k) Plans

         The Company offers an employee savings plan (the "Plan") under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all U.S. full-time employees and the Company matches 25 percent of each employee's contribution up to 6 percent of annual compensation.

         The Company's matching contributions under the Plan was approximately $100,000 for the year ended December 31, 1998.

         Retirement Plan

         Polytek has various pension plans covering substantially all employees. Polytek funds all costs through insurance contracts which provide for retiree benefits under the terms of the plan; there were no unfunded or overfunded benefit obligations. Pension expense for the year ended December 31, 1998 was approximately $455.

         Parent Company Stock Option Agreement

         In December 1998, the Parent adopted an equity incentive plan for management and certain other employees of the Company and its subsidiaries. The plan authorizes grants of stock options and stock appreciation rights with respect to approximately 10% of the Parent's outstanding common stock on a fully-diluted basis. Of the aggregate options or stock appreciation rights, approximately 90% are allocated to senior management personnel of the Company and its subsidiaries. No options have yet been granted pursuant to the plan.

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)




(12)     PLANT CLOSEDOWN COST

         During 1998, the Company continued its rationalization of certain manufacturing operations to more efficiently utilize its production capacity. In the fourth quarter of 1998, the Company finalized and approved a plan to closedown its El Paso, Texas and Juarez, Mexico manufacturing facilities.

         The estimated cost of this plan is approximately $5,344 which has been reflected in operating expenses. The charge consisted of employee separation costs of $1,100, asset impairments of $3,978 and other exit costs of $266.


(13)     SEGMENT DATA AND SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

         The Company evaluates the performance of its operation by evaluating the profitability of its three major operating subsidiaries, AFA, CSI and Polytek. AFA is a U.S. supplier of trigger sprayers to independent distributors, who typically purchase in small volume but at higher margins than larger multi-national consumer product companies. CSI is a supplier of trigger sprayers to large national and multi-national consumer product manufacturers. U.S. and foreign multi-national consumer product manufacturers are provided products manufactured in the Company's Polytek facility located in Holland, Netherlands. In 1998, sales outside the United States approximated $31,780. Information relating to these operations is presented in the supplemental consolidating financial statements below.

         The New Notes (described in Note 6) are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis, by the Subsidiary Guarantors. Polytek is a non-guarantor subsidiary.

         The following consolidating financial statements include the accounts of the Company, the Subsidiary Guarantors, and the non-guarantor subsidiaries.

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)



                                                                                GUARANTOR SUBSIDIARIES           NON-GUARANTOR
                                                            INDESCO              AFA              CSI             POLYTEK &
                                                      INTERNATIONAL, INC.     PRODUCTS            U.S.            CSI EUROPE
                                                      -------------------     --------            ----            ----------
ASSETS

Current Assets:
    Cash and Cash Equivalents                              $    68            $ 1,000           $    365            $   136
    Accounts Receivable, Net                                 8,802             10,409             14,829              3,731
    Inventories                                                 --              5,799              4,104              3,549
    Prepaid Expenses and Other Assets                           67                  1                 38                559
                                                          --------            -------           --------            -------

        Total Current Assets                                 8,937             17,209             19,336              7,975

Property, Plant and Equipment, Net                              --             17,552             35,946             12,387
Excess Cost Over Fair Value of Net Assets
Acquired, Net                                                   --             12,009             53,431             (4,487)
Patents and Other Intangibles, Net                              --              4,221              3,517                 --
Deferred Financing Costs                                     6,165                 --                 --                 --
Investment in Subsidiaries                                  19,778                 --                (63)               680
Other Assets                                               129,928                879              8,110                 --
                                                          --------            -------           --------            -------

    TOTAL ASSETS                                          $164,808           $51,870           $ 120,277            $16,555
                                                          ========           =======           =========            =======

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Current Portion of L.T. Debt and Cap. Lease
    Obligations                                            $    --            $   --            $    --             $1,085
    Credit Facilities                                           --                --                 --              3,613
    Accounts and Drafts Payable                                 48             1,937              4,180              1,582
    Income Taxes Payable                                         1                35                 --                 --
    Other Accrued Expenses                                  26,077               953             10,269              2,774
                                                           -------            -------           --------            -------

        Total Current Liabilities                           26,126             2,925             14,449              9,054






                                                       ELIMINATIONS      CONSOLIDATED
                                                       ------------      ------------
ASSETS

Current Assets:
    Cash and Cash Equivalents                           $      --           $ 1,569
    Accounts Receivable, Net                              (23,830)           13,941
    Inventories                                                (5)           13,447
    Prepaid Expenses and Other Assets                          --               665
                                                        ---------           -------

        Total Current Assets                              (23,835)           29,622

Property, Plant and Equipment, Net                            --             65,885
Excess Cost Over Fair Value of Net Assets
Acquired, Net                                                 --             60,953
Patents and Other Intangibles, Net                            --              7,738
Deferred Financing Costs                                      --              6,165
Investment in Subsidiaries                                (19,715)              680
Other Assets                                             (138,554)              363
                                                        ---------          --------

    TOTAL ASSETS                                        $(182,104)         $171,406
                                                        =========          ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Current Portion of L.T. Debt and Cap. Lease
    Obligations                                         $     --            $ 1,085
    Credit Facilities                                         --              3,613
    Accounts and Drafts Payable                             (145)             7,602
    Income Taxes Payable                                      --                 36
    Other Accrued Expenses                               (32,963)             7,110
                                                        ---------           -------

        Total Current Liabilities                        (33,108)            19,446

Advances from Parent                                            --            40,423             89,505                (63)
Long-Term Debt & Capitalized Lease Obligations             157,058                --                 --              6,358
Deferred Income Taxes                                           --               811              7,815                647
                                                           -------            -------           --------            -------

    Total Liabilities                                      183,184            44,159            111,769             15,996

Stockholders' Deficit:
    Common Stock                                            (2,500)            3,000                 --                242
    Additional Paid-In Capital                                  --             5,521             15,795                510
    Accumulated Deficit                                    (15,876)             (810)            (7,287)              (261)
    Accumulated Other Comprehensive Income                      --                --                 --                 68
                                                           -------            -------           --------            -------

        Total Stockholders' Deficit                        (18,376)            7,711              8,508                559
                                                           -------            -------           --------            -------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $164,808           $51,870           $120,277            $16,555
                                                           =======            ======            =======             ======



Advances from Parent                                       (129,865)                --
Long-Term Debt & Capitalized Lease Obligations                   --            163,416
Deferred Income Taxes                                        (8,626)               647
                                                           ---------           -------

    Total Liabilities                                      (171,599)           183,509

Stockholders' Deficit:
    Common Stock                                               (742)                --
    Additional Paid-In Capital                              (16,764)             5,062
    Accumulated Deficit                                       7,001            (17,233)
    Accumulated Other Comprehensive Income                       --                 68
                                                           ---------           -------

        Total Stockholders' Deficit                         (10,505)           (12,103)
                                                           ---------           -------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $(182,104)          $171,406
                                                           ========            =======

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                              NON- GUARANTOR
                                                                              GUARANTOR SUBSIDARIES             SUBSIDARIES
                                                         INDESCO              AFA                CSI             POLYTEK &
                                                      INTERNATIONAL,        PRODUCTS             U.S.            CSI EUROPE
                                                           INC.
Net Sales                                                $    --            $30,410            $49,133            $28,238

Cost of Sales                                                 --             21,646             35,008             23,480
                                                         -------             ------             -------            -------

      Gross Profit                                                            8,764             14,125              4,758

Operating Expenses                                         1,905              2,375             12,451              4,393
                                                         -------             ------             -------            -------

      Income from Operations                              (1,905)             6,389              1,674                365

Other (Income) Expense
      Interest                                             2,406              3,743              8,835                543
      Other                                                   13               (205)                33                 64
      Equity in Income of Consolidated
        Subsidiaries                                       6,984                 --                 --                (39)
                                                         -------             ------             -------            -------

       Total Other Expense, Net                            9,403              3,538              8,868                568

       Income (Loss) Before Extraordinary Item
         and Provision for Income Taxes                  (11,308)             2,851             (7,194)              (203)

Provision for Income Taxes                                     1                 64                 93               (157)
                                                         -------             ------             -------            -------

       Income (Loss) Before Extraordinary Item           (11,309)             2,787             (7,287)               (46)

Extraordinary Item - Loss on Early
      Extinguishment of Debt                               4,567              2,438                 --                 --
                                                         -------             ------             -------            -------

         Net Income (Loss)                              $(15,876)            $  349            $(7,287)            $  (46)
                                                        =========            ======            ========            =======




                                                        ELIMINATIONS     CONSOLIDATED

Net Sales                                              $    (216)        $  107,565

Cost of Sales                                               (211)            79,923
                                                          ------            --------

      Gross Profit                                            (5)            27,642

Operating Expenses                                                           21,124
                                                          ------            --------

      Income from Operations                                  (5)             6,518

Other (Income) Expense
      Interest                                                               15,527
      Other                                                  (22)              (117)
      Equity in Income of Consolidated
        Subsidiaries                                      (6,984)               (39)
                                                          ------            --------

       Total Other Expense, Net                           (7,006)            15,371

       Income (Loss) Before Extraordinary Item
         and Provision for Income Taxes                    7,001             (8,853)

Provision for Income Taxes                                    --                  1
                                                          ------            --------

       Income (Loss) Before Extraordinary Item             7,001             (8,854)

Extraordinary Item - Loss on Early
      Extinguishment of Debt                                  --              7,005
                                                          ------            --------

         Net Income (Loss)                                $7,001           $(15,859)
                                                          ======           =========

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)



                                                                                     GUARANTOR SUBSIDIARIES
                                                                INDESCO                AFA                CSI
                                                             INTERNATIONAL           PRODUCTS             U.S.
                                                                 INC.
Cash Flows From Operating Activities:
 Net Income (Loss)                                             $(15,876)           $   349            $(7,287)
 Less: Extraordinary Item                                         5,518              1,487                 --
                                                                --------           --------           --------

                                                                (10,358)             1,836             (7,287)

 Adjustments to Reconcile Net Income (Loss)
   Provided (Used) by
    Operating Activities:
     Depreciation                                                    --              2,409              3,154
     Amortization                                                    --                767              2,023
    Plant Closedown Costs                                            --                 --              5,344
    Deferred Income Taxes                                            --                 --                 --
    Equity in (Earnings) Loss of Subsidiaries and
      Affiliate                                                   6,984                 --                 --
Changes in Operating Assets and Liabilities:
 Accounts Receivable                                             (8,802)            (6,476)           (14,829)
 Inventories                                                         --                924                116
 Prepaid Expenses and Other Assets                                  366                112                345
 Accounts and Drafts Payable                                         48                803              1,965
 Income Taxes Payable                                                 1                 35                 --
 Other Accrued Expenses                                         (19,787)              (478)             6,830
                                                                --------           --------           --------

      Net Cash Provided (Used) by Operating
        Activities                                              (31,548)               (68)            (2,339)

Cash Flows From Investing Activities:
 Acquisition of CSI                                             (93,568)                --                 --
 Expenditures for Property, Plant and Equipment                      --               (691)           (11,410)
 Proceeds from Disposal of Property, Plant and
   Equipment                                                         --                 25                 14
   Other                                                             --                 --               (563)
                                                                --------           --------           --------

      Net Cash Used by Investing Activities                     (93,568)              (666)           (11,959)



                                                                NON-GUARANTOR
                                                                 SUBSIDIARIES
                                                                  POLYTEK &
                                                                  CSI EUROPE       ELIMINATIONS      CONSOLIDATED
Cash Flows From Operating Activities:
 Net Income (Loss )                                                $  (46)          $  7,001           $(15,859)
 Less: Extraordinary Item                                              --                 --              7,005
                                                                   -------          ---------          ---------

                                                                      (46)             7,001             (8,854)

 Adjustments to Reconcile Net Income (Loss)
   Provided (Used) by
    Operating Activities:
     Depreciation                                                   1,524                 --              7,087
     Amortization                                                    (145)                --              2,645
    Plant Closedown Costs                                              --                 --              5,344
    Deferred Income Taxes                                             115                 --                115
    Equity in (Earnings) Loss of Subsidiaries and
      Affiliate                                                       (39)            (6,984)               (39)
Changes in Operating Assets and Liabilities:
 Accounts Receivable                                               (1,256)            23,711             (7,652)
 Inventories                                                          731                  5              1,776
 Prepaid Expenses and Other Assets                                     91                 --                914
 Accounts and Drafts Payable                                          106               (145)             2,777
 Income Taxes Payable                                                (393)                                 (357)
 Other Accrued Expenses                                             2,727             12,043              1,335
                                                                   -------          ---------          ---------

      Net Cash Provided (Used) by Operating
        Activities                                                  3,415             35,631              5,091

Cash Flows From Investing Activities:
 Acquisition of CSI                                                    --                 --            (93,568)
 Expenditures for Property, Plant and Equipment                    (2,326)             1,503            (12,924)
 Proceeds from Disposal of Property, Plant and
   Equipment                                                           73                (25)                87
   Other                                                               --                                  (563)
                                                                   -------          ---------          ---------

      Net Cash Used by Investing Activities                        (2,253)             1,478           (106,968)

Cash Flows From Financing Activities:
 Proceeds from Senior Subordinated Notes and Term
   Loans                                                        280,000                 --                 --
 Repayment of Long-Term Debt                                   (135,000)           (38,000)                --
 Payments of Deferred Financing Costs                           (12,116)                --                 --
 Net (Repayment) Borrowings Under Revolving Credit
   Agreements                                                    12,058             (2,542)                --
 Return of Capital to Parent                                     (2,500)                --                 --
 Advances from Parent                                           (17,258)            42,134             14,663
                                                                --------           --------           --------

      Net Cash Provided (Used) by Financing
        Activities                                              125,184              1,592             14,663
                                                                --------           --------           --------

Effect of Exchange Rate Change on Cash                               --                 --                 --

Net Increase (Decrease) in Cash and Cash Equivalents                  68               858                365

Cash and Cash Equivalents at Beginning of Year                       --                142                 --
                                                                --------           --------           --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     68           $  1,000           $    365
                                                                ========           ========           ========



Cash Flows From Financing Activities:
 Proceeds from Senior Subordinated Notes and Term
   Loans                                                           (0)                --             80,000
 Repayment of Long-Term Debt                                     (643)                --           (173,643)
 Payments of Deferred Financing Costs                              --                 --            (12,116)
 Net (Repayment) Borrowings Under Revolving Credit
   Agreements                                                   1,113                 --             10,629
 Return of Capital to Parent                                       --                 --             (2,500)
 Advances from Parent                                          (2,430)           (37,109)                 0
                                                               -------          ---------          ---------

      Net Cash Provided (Used) by Financing
        Activities                                             (1,960)           (37,109)           102,370
                                                               -------          ---------          ---------

Effect of Exchange Rate Change on Cash                             25                 --                 25

Net Increase (Decrease) in Cash and Cash Equivalents             (773)                --                518

Cash and Cash Equivalents at Beginning of Year                    909                 --              1,051
                                                               -------          ---------          ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   136          $      --          $   1,569
                                                               =======          =========          =========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
AFA Holdings Co. and Subsidiaries:

     We have audited the accompanying combined balance sheet of AFA Holdings Co. and Subsidiaries (the "Company," see Note 1) as of December 31, 1997, and the related combined statements of operations, stockholders' equity, and cash flows for the five month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of AFA Holdings Co. and Subsidiaries as of December 31, 1997 and the combined results of their operations and their cash flows for the five month period then ended, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

Charlotte, North Carolina
March 5, 1998, except as to the first paragraph of Note 12 for which the date is April 23, 1998.

                       AFA HOLDINGS CO. AND SUBSIDIARIES

                             COMBINED BALANCE SHEET
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

ASSETS:
Current assets:
  Cash and cash equivalents.................................  $ 1,051
  Accounts receivable, net of allowances of $28.............    6,821
  Inventories...............................................    9,918
  Prepaid expenses and other................................      605
                                                              -------
          Total current assets..............................   18,395
Property, plant and equipment...............................   28,009
Excess of cost over fair value of net assets acquired,
  net.......................................................    6,365
Patents and other intangibles, net..........................    5,834
Deferred financing costs....................................    1,628
Other assets................................................      656
                                                              -------
          Total assets......................................  $60,887
                                                              =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term debt.........................  $ 2,379
  Notes payable.............................................    4,762
  Accounts and drafts payable...............................    2,410
  Other accrued expenses....................................    3,334
                                                              -------
          Total current liabilities.........................   12,885
Subordinated debt...........................................    3,000
Long-term debt..............................................   41,154
Deferred income taxes.......................................      632
                                                              -------
          Total liabilities.................................   57,671
                                                              -------
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................      242
  Additional paid-in capital................................    4,320
  Accumulated deficit.......................................   (1,374)
  Accumulated other comprehensive income....................       28
                                                              -------
          Total stockholders' equity........................    3,216
                                                              -------
          Total liabilities and stockholders' equity........  $60,887
                                                              =======

    The accompanying notes are an integral part of the financial statements.

                       AFA HOLDINGS CO. AND SUBSIDIARIES

                        COMBINED STATEMENT OF OPERATIONS
               FOR THE FIVE MONTH PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

Net sales...................................................  $20,108
Cost of sales...............................................   16,595
                                                              -------
          Gross profit......................................    3,513
Selling, general and administrative expenses................    2,862
                                                              -------
          Income from operations............................      651
Other expense (income):
  Interest..................................................    2,231
  Other.....................................................      (54)
                                                              -------
          Total other expense...............................    2,177
                                                              -------
Loss before income tax benefit..............................   (1,526)
Income tax benefit..........................................     (152)
                                                              -------
          Net loss..........................................  $(1,374)
                                                              =======

    The accompanying notes are an integral part of the financial statements.

                       AFA HOLDINGS CO. AND SUBSIDIARIES

                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE FIVE MONTH PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                      COMMON STOCK                                  ACCUMULATED
                                   ------------------   ADDITIONAL                     OTHER           TOTAL
                                               AFA       PAID-IN     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                   POLYTEK   HOLDINGS    CAPITAL       DEFICIT        INCOME          EQUITY
                                   -------   --------   ----------   -----------   -------------   -------------
Balance, August 1, 1997..........   $242        $         $4,320                                      $ 4,562
                                                                                                      -------
Net loss.........................                                      $(1,374)                        (1,374)
Translation adjustment...........                                                       $28                28
                                                                                                      -------
Comprehensive income.............                                                                      (1,346)
                                    ----        --        ------       -------          ---           -------
Balance, December 31, 1997.......   $242        $         $4,320       $(1,374)         $28           $ 3,216
                                    ====        ==        ======       =======          ===           =======

    The accompanying notes are an integral part of the financial statements.

                       AFA HOLDINGS CO. AND SUBSIDIARIES

                        COMBINED STATEMENT OF CASH FLOWS
               FOR THE FIVE MONTH PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

Cash flows from operating activities:
  Net loss..................................................  $(1,374)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation...........................................    1,605
     Amortization...........................................      256
     Deferred income taxes..................................     (180)
     Changes in assets and liabilities:
       Accounts receivable..................................     (248)
       Inventories..........................................    1,434
       Prepaid expenses and other...........................       31
       Accounts and drafts payable..........................     (600)
       Other accrued expenses...............................      524
                                                              -------
          Net cash provided by operating activities.........    1,448
                                                              -------
Cash flows from investing activities:
  Expenditures for property, plant and equipment............     (661)
                                                              -------
          Net cash used in investing activities.............     (661)
                                                              -------
Cash flows from financing activities:
  Repayment of debt.........................................     (770)
                                                              -------
          Net cash used in financing activities.............     (770)
                                                              -------
Effect of exchange rate changes on cash.....................       34
                                                              -------
Net increase in cash and cash equivalents...................       51
Cash and cash equivalents at beginning of period............    1,000
                                                              -------
          Cash and cash equivalents at end of period........  $ 1,051
                                                              =======
Cash paid during the period for:
  Interest..................................................  $ 1,378
  Income taxes..............................................        0

    The accompanying notes are an integral part of the financial statements.

                       AFA HOLDINGS CO. AND SUBSIDIARIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)

1.  ORGANIZATION:

AFA HOLDINGS CO.

     AFA Holdings Co. ("AFA") manufactures and sells finger activated liquid dispensing devices ("trigger sprayers"). AFA was formed in July 1997 to acquire, through a wholly-owned subsidiary, the assets and liabilities of AFA Products, Inc. ("Products"), located in Forest City, North Carolina. Concurrent with this transaction, Dejanu B.V., acquired the outstanding capital stock of AFA Polytek B.V. ("Polytek") based in The Netherlands. AFA and Polytek are collectively referred to herein as the "Company." Products and Polytek were formerly operating subsidiaries of W.T.I., Inc. ("WTI"). AFA and Dejanu B.V. are under common control and have been presented on a combined basis.

     The acquisition of Products for an aggregate purchase price of $46,938 (including expenses of $1,926), and the acquisition of Polytek for approximately $800 and refinancing of debt of approximately $7,900, resulted in the following changes in financial position:

            ASSETS:                               LIABILITIES AND EQUITY:
Cash and receivables...........   $7,526      Current liabilities............   $5,620
Inventories....................   11,223      Bank debt......................   48,771
Fixed assets...................   28,646      Subordinated debt..............    3,000
Patents........................    6,000      Other liabilities..............      942
Other assets...................    2,885      Equity.........................    4,562
Goodwill.......................    6,615
                                 -------                                       -------
                                 $62,895                                       $62,895
                                 =======                                       =======

     The WTI businesses were acquired through U.S. dollar bank debt of $38,000, subordinated debt from shareholders of $3,000, an equity investment of $3,752, issuance of warrants with a value of $810 to various lenders and borrowings under lines of credit.

     The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition.

ACQUISITION OF CONTINENTAL SPRAYERS AND AFFILIATES

     Effective February 1, 1998, AFA acquired certain assets and liabilities of Continental Sprayers and Affiliates ("CSI"), a division of Contico International, Inc. CSI also manufactures and sells trigger sprayers. AFA acquired CSI for $92,947 in cash, paid outstanding debt of Products of $39,567 and paid fees of $4,980. Such amounts were paid through the issuance of term loans of $135,000 and borrowings under a revolving credit facility.

     The assets acquired and liabilities assumed of CSI based on the December 31, 1997 value thereof are as follows:

Cash and receivables.......................................  $   767
Inventory..................................................    5,309
Fixed assets...............................................   27,789
Other assets...............................................    1,135
Goodwill...................................................   60,639
Payables...................................................   (2,692)
                                                             -------
          Purchase price...................................  $92,947
                                                             =======

                       AFA HOLDINGS CO. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

     The acquisitions have been accounted for using the purchase method of accounting. The Company has increased the value of inventory by $850 in accordance with Accounting Principles Board Opinion No. 16 and has recorded fixed assets and identifiable intangibles at their net historical book value, pending completion of appraisals. Differences, if any, between these amounts and the amounts resulting from appraisals and valuations of these assets, which have not yet been completed, will be reflected as adjustments to goodwill, which may increase or decrease related depreciation and amortization charges.

     Concurrent with the acquisition of CSI, Polytek became an indirect wholly-owned subsidiary of AFA. AFA agreed to issue to AFA International Limited and Warcop Investments Ltd. (a company affiliated with a shareholder), 820,500 shares and 273,500 shares, respectively, of a new class of Preferred Stock having a liquidation and redemption value of $10 per share and providing for dividends at an annual rate of 7% of the liquidation value thereof. As a result of the common control of AFA and Polytek this transaction has been recorded at its historical cost basis.

     Condensed pro forma unaudited combined results of operations of AFA, CSI and Polytek for the years ended December 31, 1997 and 1996 as if the transactions had occurred on January 1, 1996 are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1997          1996
                                                         ----------    ----------
Net sales............................................     $114,531      $113,139
                                                          ========      ========
Net income...........................................     $  1,424      $    493
                                                          ========      ========

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF COMBINATION

     The combined financial statements include the accounts of AFA and Polytek and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of its products.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided primarily on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are charged to income as incurred and betterments that extend the useful life are capitalized. Upon retirement or sale, the cost and accumulated depreciation are eliminated from the respective accounts, and the gain or loss, if any, is included in income.

     If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized. To date, no impairment losses have been recognized.

RESEARCH AND DEVELOPMENT

     The cost of research and development expenditures is expensed as incurred.

                       AFA HOLDINGS CO. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements relate to the allowance for uncollectible accounts receivable, the allowance for slow-moving and obsolete inventories, the allowance for sales returns and the valuation allowance for deferred tax assets.

INCOME TAXES

     The Company uses the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of Polytek are translated at exchange rates in effect at the balance sheet date ($.4935 per guilder at December 31, 1997). Items of revenue and expense are translated at average exchange rates during the period ($.4990 per guilder for the five months of 1997 presented). Translation adjustments, resulting from translating Polytek's financial statements into dollars, are reported in the equity section of the accompanying balance sheet under the caption "cumulative translation adjustment."

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

     Net excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over a period of thirty years. Accumulated amortization was $90 as of December 31, 1997. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through forecasted future operations. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. To date, no impairment losses have been recognized.

PATENTS AND OTHER INTANGIBLE ASSETS

     The cost of patents acquired and other intangible assets, consisting primarily of an exclusive sales agreement and royalty agreements, are being amortized using the straight-line method over the estimated useful lives of fifteen years. Accumulated amortization was $166 at December 31, 1997.

DEFERRED FINANCING FEE

     Costs incurred to obtain financing are amortized using the straight-line method (which approximates the interest method) over the term of the related debt.

                       AFA HOLDINGS CO. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

DEFERRED TOOLING

     From time to time, the Company purchases certain molds and equipment (tooling) to meet specific customer product requirements. These tooling costs are capitalized by the Company and are amortized into operations over the estimated life of the sales contract period.

CASH EQUIVALENTS

     The Company considers demand deposits and time deposits with original maturities of three months or less as equivalent to cash.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

     Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related information, is effective for years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable business segments. Management of the Company believes that the future adoption of this statement will not have a significant impact on the Company's combined financial position, results of operations or cash flows, but will result in additional disclosure.

3.  INVENTORIES:

     The components of inventories as of December 31, 1997 are summarized below:

Raw material................................................  $2,172
Work-in-process.............................................   3,346
Finished goods..............................................   4,400
                                                              ------
                                                              $9,918
                                                              ======

4.  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, summarized by major classification and estimated useful lives for depreciation purposes, is as follows:

                                                               USEFUL        DECEMBER 31,
                                                            LIVES (YEARS)        1997
                                                            -------------    ------------
Land....................................................                       $ 1,293
Buildings...............................................       30 - 40           7,940
Machinery and equipment.................................        5 - 7           10,095
Molds...................................................          7              8,469
Furniture and fixtures..................................        5 - 7            1,582
Vehicles................................................          5                  3
Construction in progress................................         --                225
                                                                               -------
                                                                                29,607
Less accumulated depreciation...........................                        (1,598)
                                                                               -------
Property, plant and equipment, net......................                       $28,009
                                                                               =======

                       AFA HOLDINGS CO. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

     Construction in progress primarily consists of additions and improvements to buildings, molds and machinery.

5.  DEBT:

     Debt consists of the following as of December 31, 1997:

WORKING CAPITAL BORROWINGS(A):
  Working capital line of credit -- dollar denominated,
     bearing interest at 9.22% at December 31, 1997.........  $ 2,541
  Working capital line of credit -- guilder denominated,
     bearing interest at 4.75% at December 31, 1997.........    2,221
                                                              -------
          Total working capital borrowings..................  $ 4,762
                                                              =======
LONG-TERM DEBT:
  Senior mortgage note -- dollar denominated, bearing
     interest at 9.72% at December 31, 1997(b)..............   28,000
  Senior mortgage note -- dollar denominated, bearing
     interest at 10.97% at December 31, 1997(c).............    6,000
  Senior mortgage note -- dollar denominated, bearing
     interest at 11.86% at December 31, 1997(d).............    4,000
  Subordinated note payable -- dollar denominated, bearing
     interest at 11.5% at December 31, 1997(e)..............    2,000
  Subordinated note payable -- dollar denominated, bearing
     interest at 11.5% at December 31, 1997(f)..............    1,000
  ABN/AMRO loan -- guilder denominated, bearing interest at
     6.1% at December 31, 1997(g)...........................    4,090
  Senior mortgage note -- guilder denominated, payable in
     quarterly principal installments of $86,363 (175,000
     guilders), bearing interest at 5.5% at December 31,
     1997(h)................................................    1,209
  Installment notes payable -- guilder denominated, bearing
     interest at rates ranging from 7.1% to 7.75%...........      234
                                                              -------
                                                               46,533
Less current portion........................................    2,379
                                                              -------
          Total long-term debt..............................  $44,154
                                                              =======

  (a) WORKING CAPITAL BORROWINGS:

     At December 31, 1997, the Company had loan and security agreements (the "Agreements" or "Term Loans") with a U.S. lender and Dutch bank that provided for working capital lines of credit, denominated in both dollars and guilders.

     Borrowings under the dollar denominated working capital line of credit, which had a maximum amount of $7,000 were limited to 85% of eligible accounts receivable (as defined), and 60% of eligible inventories (as defined). Borrowings under the guilder denominated line of credit had a maximum amount of 11,000 guilders ($5,429 at December 31, 1997.)

     Interest payments on the dollar denominated working capital line of credit are due monthly, beginning September 1, 1997 at a rate of LIBOR plus 3.25%. The due date of the dollar denominated working capital line of credit is July 29, 2004. The dollar denominated working capital line of credit agreement contained certain covenants, the most restrictive of which limit capital expenditures, set forth maximum leverage ratios and set forth minimum debt coverage ratios and earnings requirements.

                       AFA HOLDINGS CO. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

     Interest payments on the guilder denominated line of credit are due quarterly. Borrowings under this line of credit are collateralized by a lien on the facility. This line of credit contains certain prohibitions, the most significant of which relate to minimum net worth requirements.

LONG-TERM DEBT

  (b) TERM LOAN -- TRANCHE A -- DOLLAR DENOMINATED

     At December 31, 1997, the Company had a Term Loan payable of $28,000 to a bank. Quarterly installments of varying amounts are due beginning April 1998 through July 2004. Interest payments are due monthly, beginning September 1, 1997 at a rate of LIBOR plus 3.75%. The Term Loan agreement contained certain covenants, the most restrictive of which limit capital expenditures, set forth maximum leverage ratios and set forth minimum debt coverage ratios and earnings requirements.

  (c) TERM LOAN -- TRANCHE B -- DOLLAR DENOMINATED

     At December 31, 1997, the Company had a Term Loan of $6,000 to a bank. Quarterly installments of $1,500 are due beginning July 2003 through July 2004. The Term Loan agreement contains a clause requiring quarterly payments to begin upon repayment in full of the Term Loan described in (b) above. Interest payments are due monthly, beginning September 1, 1997 at a rate of LIBOR plus 5.00%. The Term Loan agreement contains certain covenants, the most restrictive of which limit capital expenditures, set forth maximum leverage ratios and set forth minimum debt coverage ratios and earnings requirements.

  (d) TERM LOAN -- TRANCHE C -- DOLLAR DENOMINATED

     At December 31, 1997, the Company had a Term Loan payable of $4,000 to a bank. Quarterly installments of $1,000 are due beginning July 2004 through July 2005. The Term Loan agreement contains a clause requiring quarterly payments to begin upon repayment in full of the Term Loan described in (b) and (c) above. Interest payments are due monthly, beginning September 1, 1997 at a rate of LIBOR plus 5.90%. The Term Loan agreement contains certain covenants the most restrictive of which limit capital expenditures, set forth maximum leverage ratios and set forth minimum debt coverage ratios and earnings requirements.

     Warrants, with a value of $525, were issued in conjunction with execution of this Term Loan and are recorded as deferred financing costs. Under the terms of these warrants, the bank was granted the option to purchase 175 shares of Class B Common Stock at an exercise price of $.01 per share. These warrants expire on July 29, 2007. No options have been exercised under these warrants as of December 31, 1997.

  (e) SUBORDINATED NOTE PAYABLE -- DOLLAR DENOMINATED

     On July 29, 1997, the Company borrowed $2,000, with interest at 11.5%, from Waldock Limited, an entity affiliated with a shareholder of AFA. The principal amount of the loan is due the earlier of July 30, 2005 or the date on which the Term Loan has been paid in full. In accordance with certain covenants contained in the Term Loan agreements, interest payments have been deferred. Accrued interest payable on this obligation amounted to $98.

     Warrants, with a value of $285, were issued in conjunction with execution of this note and are recorded as deferred financing costs. Under the terms of these warrants, Waldock Limited was granted the option to purchase 95 shares of Class A Common Stock at an exercise price of $.01 per share. These warrants expire on July 29, 2007. No options have been exercised under these warrants as of December 31, 1997.

                       AFA HOLDINGS CO. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

  (f) SUBORDINATED NOTE PAYABLE -- DOLLAR DENOMINATED

     On July 29, 1997, the Company borrowed $1,000, with interest at 11.5%, from AFA International Limited, an entity affiliated with a shareholder of AFA. The principal amount of the loan is due the earlier of July 30, 2005 or the date on which the Term Loans have been paid in full. In accordance with certain covenants contained in the Term Loan agreements, interest payments have been deferred. Accrued interest payable on this obligation amounted to $49.

  (g) ABN/AMRO LOAN

     Polytek has a credit facility with the ABN AMRO Bank, The Netherlands. This credit facility includes a loan of $4,195 (8,500 guilders) requiring quarterly payments of $105 (213 guilders) through 2007. This note is collateralized by a lien on the facility. This note contains certain prohibitions, the most significant of which relate to minimum net worth requirements.

  (h) SENIOR MORTGAGE NOTE

     In connection with the construction of a manufacturing facility in 1991, Polytek obtained a 3,500 guilder mortgage from ABN Bank, The Netherlands. Borrowings under this mortgage agreement are collateralized by a lien on the facility.

     In connection with the acquisition of CSI, the Company refinanced its dollar denominated bank debt ((a), (b), (c) and (d) above) with a new credit facility which provides for up to $135,000 of term loans and a $30,000 revolving credit facility, that have various interest rates based upon type and level of borrowings. The facility contains certain covenants, the most restrictive of which limits capital expenditures, sets forth maximum leverage ratios, debt coverage and income ratios.

COLLATERAL AND DEBT COVENANTS UNDER LOAN AGREEMENTS OUTSTANDING AT DECEMBER 31, 1997

     Under the terms of the various financing arrangements described above at December 31, 1997, substantially all of the Company's assets are pledged as collateral, including, but not limited to, the stock of the various subsidiaries. In addition, the various agreements contained restrictive covenants, as defined therein, including limits on capital expenditures and transactions with related parties, maintenance of certain minimum levels of cash flow earnings and leverage ratios, among others.

AGGREGATE ANNUAL MATURITIES

     Aggregate annual maturities of debt after December 31, 1997 are as follows:

1998.......................................................  $ 2,379
1999.......................................................    3,616
2000.......................................................    3,756
2001.......................................................    4,756
2002.......................................................    5,756
Thereafter.................................................   26,270
                                                             -------
                                                             $46,533
                                                             =======

                       AFA HOLDINGS CO. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

6.  INCOME TAXES:

     Pre-tax loss, for the five months ended December 31, 1997, consists of:

United States..............................................  $(1,159)
Foreign....................................................     (367)
                                                             -------
          Total pre-tax loss...............................   (1,526)
                                                             =======
Current expense............................................  $    28
Deferred benefit...........................................     (180)
                                                             -------
                                                             $  (152)
                                                             =======

     The income tax provision differs from the amount computed by applying the U.S. federal statutory income tax rate of 34% to the pre-tax loss. The computed amount, for the five months ended December 31, 1997, is reconciled to the income tax benefit as follows:

Tax at federal statutory rate...............................  $(519)
Increase in valuation allowance.............................    417
Other.......................................................    (50)
                                                              -----
          Income tax benefit................................  $(152)
                                                              =====

     The approximate tax effect of temporary differences that gave rise to the Company's deferred income tax assets and liabilities at December 31, 1997 is as follows:

                                                         ASSETS    LIABILITIES     TOTAL
                                                         ------    -----------    -------
Property, plant and equipment..........................              $(1,008)     $(1,008)
Intangible assets......................................                  (91)         (91)
Net operating loss credit carryforward.................  $ 775                        775
Accrued management fees................................     49                         49
Accrued incentive......................................     53                         53
Other..................................................      7                          7
                                                         -----       -------      -------
Total before valuation allowance.......................    884        (1,099)        (215)
                                                         -----       -------      -------
Valuation allowance....................................   (417)                      (417)
                                                         -----       -------      -------
          Total deferred taxes.........................  $ 467       $(1,099)     $  (632)
                                                         =====       =======      =======

     The deferred tax assets and liabilities are broken down between current and noncurrent amounts in the accompanying balance sheets according to the classification of the related asset and liability or in the case of tax loss carryforwards, based on their expected utilization date.

7.  EQUITY:

AFA HOLDINGS

     Class A -- Class A common stock has 100% of the voting rights and is convertible (at the option of the stockholder) into Class B stock on a share per share basis. As of December 31, 1997, there were 730 shares of Class A common stock outstanding and 5,000 shares authorized, with a par value of $.01.

     Class B -- Class B common stock is non-voting and is convertible (at the option of the stockholder) into Class A stock on a share per share basis. There are no Class B shares outstanding and 3,000 shares authorized, with a par value of $.01 per share.

                       AFA HOLDINGS CO. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

POLYTEK

     Common stock -- As of December 31, 1997, there were 980 shares of common stock outstanding and 2,000 shares authorized with a par value of $247 per share.

8.  OPERATING LEASES:

     The Company is obligated under noncancelable operating leases for certain machinery and equipment and telephone equipment. Minimum annual rental payments are as follows:

1998........................................................  $298
1999........................................................   269
2000........................................................   181
2001........................................................    80
2002........................................................    53
                                                              ----
                                                              $881
                                                              ====

     Rent expense was approximately $180 for the five month period ended December 31, 1997.

9.  RELATED PARTY TRANSACTIONS:

INTEREST ON SUBORDINATED DEBT

     Included in interest expense for the five month period ended December 31, 1997 is approximately $147 relating to debt owed to shareholders. As of December 31, 1997, accrued interest of $147 on this obligation has been classified as a noncurrent liability in the accompanying balance sheet.

MANAGEMENT FEES

     Included in operating expenses for the five month period ended December 1997 are approximately $291 for management fees and certain expenses paid or payable to entities affiliated with the shareholders. As of December 31, 1997, the balance of unpaid fees, which has been included in other accrued expenses in the accompanying balance sheet, approximated $125.

     Effective February 4, 1998, the Company entered into a new management agreement with an affiliate of one of the shareholders that provides for annual payments of $300,000 and expires on July 29, 2008, subject to renewal for successive five-year periods.

TRANSACTIONS WITH AFFILIATE

     The Company has a 41% ownership in an affiliate, which is accounted for using the equity method. Earnings of the affiliate are not material to the operations of the Company. During the 1997 period presented, the Company purchased molds from the affiliate for approximately $283. During the five month period ended December 31, 1997 the affiliate provided certain repairs and maintenance at a cost to the Company of approximately $70. Included in accounts payable in the accompanying balance sheet at December 31, 1997 is approximately $81 relating to these assets and services provided by the affiliate.

PROFESSIONAL SERVICES

     The law firm of Gratch, Jacobs & Brozman, P.C., of which one of the shareholders is a senior member, provides legal services on an ongoing basis to the Company and its subsidiaries. During fiscal 1997, the Company paid fees of approximately $364,000 to Gratch, Jacobs & Brozman, P.C.

                       AFA HOLDINGS CO. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

10.  EMPLOYEE BENEFITS PLANS:

401(k) PLAN

     Effective July 1, 1996, AFA Products adopted an employee savings plan under
Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees and the Company matches five percent of each employee's contributions up to six percent of annual compensation. During the five month period ended December 31, 1997, the Company expensed $10 in matching contributions.

RETIREMENT PLAN

     Polytek has various pension plans covering substantially all employees. Polytek funds all costs through insurance contracts which provide for retiree benefits. Under the terms of the plans, there are no unfunded or overfunded benefit obligations. Pension expense for the period ended December 31, 1997 was approximately $309.

11.  FOREIGN OPERATIONS:

     Information regarding the Company's operations in The Netherlands for the five months ended December 31, 1997 is as follows:

Sales......................................................  $ 8,198
Net income.................................................     (215)
Total assets...............................................   12,074

12.  SUPPLEMENTAL CONDENSED COMBINING FINANCIAL STATEMENTS

     On April 21, 1998, AFA issued $145,000 aggregate principal amount of 9 3/4% Senior Subordinated Notes (the "Notes") due 2008, the proceeds of which were used to pay down debt incurred in various acquisitions (see Note 1). The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, senior subordinated basis by Products. Polytek is a nonguarantor subsidiary.

     The following condensed, combining financial statements include the accounts of AFA and its wholly owned subsidiaries Products and Polytek. Given the size of Polytek relative to AFA on a combined basis, separate financial statements of the guarantor are not presented because management has determined that such information is not material.

                 SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEET
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                          AFA               AFA
                                          AFA        PRODUCTS, INC.       POLYTEK
                                     HOLDINGS CO.     (GUARANTOR)     (NON-GUARANTOR)   ELIMINATIONS   COMBINED
ASSETS                               ------------    --------------   ---------------   ------------   --------
Current assets:
  Cash and cash equivalents........     $               $   142           $   909                      $ 1,051
  Accounts receivable..............                       4,089             2,796             (64)       6,821
  Inventories......................                       6,723             3,195                        9,918
  Prepaid expenses and other.......                         130               475                          605
                                        ------          -------           -------         -------      -------
          Total current assets.....                      11,084             7,375             (64)      18,395
Property, plant and equipment,
  net..............................                      19,295             8,714                       28,009
Intangibles, net...................                      16,805            (4,607)                      12,199
Investment in subsidiary...........      2,651                                             (2,651)
Other assets.......................                       1,692               592                        2,284
                                        ------          -------           -------         -------      -------
Total assets:......................     $2,651          $48,877           $12,074         ($2,715)     $60,887
                                        ======          =======           =======         =======      =======
Liabilities and Stockholders'
  equity
Current liabilities:...............     $
  Current portion of long-term
     debt..........................     $               $ 1,750           $   629                      $ 2,379
  Revolving credit facility........                       2,542             2,220                        4,762
  Accounts payable.................                       1,134             1,275               1        2,410
  Other Accrued expenses...........                       1,550             1,849             (65)       3,334
                                        ------          -------           -------         -------      -------
          Total current
            liabilities............                       6,976             5,973             (64)      12,885
Revolving credit facilities........                      36,250             4,904                       41,154
Subordinated debt..................                       3,000                                          3,000
Deferred income taxes..............                                           632                          632
                                        ------          -------           -------         -------      -------
          Total liabilities........                      48,226            11,509             (64)      57,671
                                        ------          -------           -------         -------      -------
STOCKHOLDERS' EQUITY
  Common stock.....................                                           242                          242
  Additional paid-in capital.......      3,810            3,810               510          (3,810)       4,320
  Retained earnings (deficit)......     (1,159)          (1,159)             (215)          1,159       (1,374)
  Cumulative translation
     adjustment....................                                            28                           28
          Total stockholders'
            equity.................      2,651            2,651               565          (2,651)       3,216
                                        ------          -------           -------         -------      -------
Total liabilities and stockholders'
  equity...........................     $2,651          $48,877           $12,074         ($2,715)     $60,887
                                        ======          =======           =======         =======      =======

            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF OPERATIONS

                      FIVE MONTHS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                               AFA
                                                           AFA               POLYTEK
                                     AFA CO.         PRODUCTS, INC.           (NON-
                                    HOLDINGS           (GUARANTOR)         GUARANTOR)         ELIMINATIONS          COMBINED
                                    --------         --------------        ----------         ------------          --------
Net sales......................   $                   $      12,011       $       8,198       $        (101)      $      20,108
Cost of sales..................                               9,897               6,799                (101)             16,595
                                  -------------       -------------       -------------       -------------       -------------
     Gross profit..............                               2,114               1,399                                   3,513
Selling and administrative
  expenses.....................                               1,712               1,150                                   2,862
     Income from operations....                                 402                 249                                     651

Other expense (income):
     Interest..................                               2,020                 211                                   2,231
     Other.....................                                (459)                405                                     (54)
                                  -------------       -------------       -------------       -------------       -------------
          Total other
            expense............                               1,561                 616                                   2,177
Loss before income tax
  provision....................                              (1,159)               (367)                                 (1,526)
Tax benefit....................                                                    (152)                                   (152)
                                  -------------       -------------       -------------       -------------       -------------
Loss before equity in loss of
  consolidated subsidiary......                              (1,159)               (215)                                 (1,374)
Equity in loss of consolidated
  subsidiary...................          (1,159)                                                      1,159
                                  -------------       -------------       -------------       -------------       -------------
Net income.....................   $      (1,159)      $      (1,159)      $        (215)      $       1,159       $      (1,374)
                                  =============       =============       =============       =============       =============

            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF CASH FLOWS

                      FIVE MONTHS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                  AFA                   AFA
                                            AFA             PRODUCTS, INC.            POLYTEK
                                       HOLDINGS CO.           (GUARANTOR)         (NON-GUARANTOR)          COMBINED
                                       ------------         --------------        ---------------          --------
Cash flows from operating
  activities......................      $                     $       456           $       992           $     1,448
Cash flows from investing
  activities:
     Capital expenditures.........                                   (258)                 (403)                 (661)
                                        -----------           -----------           -----------           -----------
     Net cash used in investing
       activities.................                                   (258)                 (403)                 (661)
Cash flows from financing
  activities:
     Change in line of credit.....                                    (85)                                        (85)
     Repayment of long term
       debt.......................                                                         (685)                 (685)
                                        -----------           -----------           -----------           -----------
     Net cash from financing
       activities.................                                    (85)                 (685)                 (770)
Effect of exchange rate changes on
  cash............................                                                           34                    34
                                        -----------           -----------           -----------           -----------
Change in cash and cash
  equivalents.....................                                    113                   (62)                   51
Cash and cash equivalents,
  beginning of period.............                                     29                   971                 1,000
                                        -----------           -----------           -----------           -----------
Cash and cash equivalents, end of
  period..........................                            $       142           $       909           $     1,051
                                        ===========           ===========           ===========           ===========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
WTI, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of WTI, Inc. and Subsidiaries (the "Company") as of July 31, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the seven month period ended July 31, 1997 and for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WTI, Inc. and Subsidiaries as of July 31, 1997 and December 31, 1996, and the consolidated results of their operations and their cash flows for the seven month period ended July 31, 1997 and for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

Charlotte, North Carolina
March 5, 1998.

                           WTI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      JULY 31, 1997 AND DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                              JULY 31,    DECEMBER 31,
                                                                1997          1996
                                                              --------    ------------
                                       ASSETS:
Current assets:
  Cash and cash equivalents.................................  $ 2,391       $   837
  Accounts receivable, net of allowances of $43 and $29,
     respectively...........................................    5,909         6,499
  Inventories...............................................    9,496        10,314
  Prepaid expenses and other................................      359           608
                                                              -------       -------
          Total current assets..............................   18,155        18,258
Property, plant and equipment...............................   15,022        16,004
Excess of cost over fair value of net assets acquired, net
  of accumulated amortization...............................    1,321         1,761
Patents, net of accumulated amortization....................    4,236         4,734
Deferred income taxes.......................................    3,224         1,285
Other assets................................................    2,407         2,759
                                                              -------       -------
          Total assets......................................  $44,365       $44,801
                                                              =======       =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term debt.........................  $ 4,944       $ 8,066
  Accounts and drafts payable...............................    2,811         2,201
  Income taxes payable......................................    1,975           988
  Other accrued expenses....................................    5,490         6,058
                                                              -------       -------
          Total current liabilities.........................   15,220        17,313
Long-term debt..............................................   15,176        16,045
Accrued interest to stockholder.............................   10,352         9,030
                                                              -------       -------
          Total liabilities.................................   40,748        42,388
                                                              -------       -------
Commitments and contingencies
Stockholders' equity:
  Class A common stock, $1 par value; 123,000 shares, issued
     and outstanding........................................      123           123
  Class B common stock, convertible, $1,000 par value, no
     shares issued..........................................
  Additional paid-in capital................................    9,047         9,047
  Accumulated deficit.......................................   (2,771)       (5,844)
  Cumulative translation adjustment.........................   (2,782)         (913)
                                                              -------       -------
          Total stockholders' equity........................    3,617         2,413
                                                              -------       -------
          Total liabilities and stockholders' equity........  $44,365       $44,801
                                                              =======       =======

    The accompanying notes are an integral part of the financial statements.

                           WTI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                              SEVEN MONTH         YEAR ENDED
                                                              PERIOD ENDED       DECEMBER 31,
                                                                JULY 31,      ------------------
                                                                  1997         1996       1995
                                                              ------------    -------    -------
Net sales...................................................    $32,988       $54,133    $55,238
Cost of sales...............................................     23,864        39,868     41,971
                                                                -------       -------    -------
          Gross profit......................................      9,124        14,265     13,267
Selling, general and administrative expense.................      4,205         7,389      7,877
                                                                -------       -------    -------
          Income from operations............................      4,919         6,876      5,390
Other expense (income):
  Interest expense..........................................      2,295         4,275      4,489
  Foreign currency (gain) loss..............................       (545)         (230)       170
  Royalty income............................................       (133)         (178)      (165)
  Other.....................................................       (125)          133       (256)
                                                                -------       -------    -------
          Total.............................................      1,492         4,000      4,238
                                                                -------       -------    -------
Income before provision for income taxes....................      3,427         2,876      1,152
Provision for income taxes..................................        354           354        880
                                                                -------       -------    -------
          Net income........................................    $ 3,073       $ 2,522    $   272
                                                                =======       =======    =======

    The accompanying notes are an integral part of the financial statements.

                           WTI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SEVEN MONTH PERIOD ENDED JULY 31, 1997
                 AND THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                            CLASS A   ADDITIONAL                 CUMULATIVE        TOTAL
                                            COMMON     PAID-IN     ACCUMULATED   TRANSLATION   STOCKHOLDERS'
                                             STOCK     CAPITAL       DEFICIT     ADJUSTMENT        EQUITY
                                            -------   ----------   -----------   -----------   --------------
Balance, January 1, 1995..................   $123       $9,047       $(8,638)      $   (42)       $   490
Net income................................                               272                          272
                                             ----       ------       -------       -------        -------
Balance, December 31, 1995................    123        9,047        (8,366)          (42)           762
Net income................................                             2,522                        2,522
Translation adjustment....................                                            (871)          (871)
                                             ----       ------       -------       -------        -------
Balance, December 31, 1996................    123        9,047        (5,844)         (913)         2,413
Net income................................                             3,073                        3,073
Translation adjustment....................                                          (1,869)        (1,869)
                                             ----       ------       -------       -------        -------
Balance, July 31, 1997....................   $123       $9,047       $(2,771)      $(2,782)       $ 3,617
                                             ====       ======       =======       =======        =======

    The accompanying notes are an integral part of the financial statements.

                           WTI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              SEVEN MONTH       YEAR ENDED
                                                              PERIOD ENDED     DECEMBER 31,
                                                                JULY 31,     -----------------
                                                                  1997        1996      1995
                                                              ------------   -------   -------
Cash flows from operating activities:
  Net income................................................    $ 3,073      $ 2,522   $   272
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................      1,926        3,153     3,103
     Amortization...........................................        594        1,317     1,333
     Deferred income taxes..................................     (1,939)      (1,441)       (5)
     Other, net.............................................       (118)         (54)      (47)
     Loss (gain) on sale of property, plant and equipment...        (21)           3       (39)
     Foreign currency transaction (gain) loss...............       (545)        (230)      170
     Changes in assets and liabilities:
       Accounts receivable..................................        694          (83)      677
       Inventories..........................................        172           53      (270)
       Prepaid expenses and other...........................        293          706       208
       Accounts and drafts payable..........................        891       (1,402)     (694)
       Other accrued expenses...............................       (581)       1,202     2,676
       Other, net...........................................                      36
       Income taxes payable or refundable...................      1,389          391      (679)
                                                                -------      -------   -------
          Net cash provided by operating activities.........      5,828        6,173     6,705
                                                                -------      -------   -------
Cash flows from investing activities:
  Expenditures for property, plant and equipment............     (2,498)      (2,218)   (3,604)
  Proceeds from disposal of property, plant and equipment...         23            2        49
  Investment in affiliate...................................                                 2
  Expenditures for tooling..................................        (69)         (84)   (1,010)
                                                                -------      -------   -------
          Net cash used in investing activities.............     (2,544)      (2,300)   (4,563)
                                                                -------      -------   -------
Cash flows from financing activities:
  Net (repayment) borrowings under revolving lines of
     credit.................................................     (1,775)      (2,864)    1,162
  Proceeds from long-term debt borrowing....................      1,321        2,978       600
  Repayment of debt.........................................     (1,174)      (4,110)   (3,968)
  Payment of bank financing fees............................                    (162)      (35)
                                                                -------      -------   -------
          Net cash used in financing activities.............     (1,628)      (4,158)   (2,241)
                                                                -------      -------   -------
Effect of exchange rate changes on cash.....................       (102)         (62)       89
                                                                -------      -------   -------
Net increase (decrease) in cash and cash equivalents........      1,554         (347)      (10)
Cash and cash equivalents at beginning of period............        837        1,184     1,194
                                                                -------      -------   -------
          Cash and cash equivalents at end of period........    $ 2,391      $   837   $ 1,184
                                                                =======      =======   =======
Cash paid during the period for:
  Interest..................................................    $   580      $ 1,513   $ 1,961
  Income taxes..............................................      2,817        1,040     1,564

    The accompanying notes are an integral part of the financial statements.

                           WTI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)

1.  DESCRIPTION OF THE COMPANY AND CURRENT BUSINESS OPERATIONS:

     WTI, Inc. (the "Company") was formed in 1988 by Waynesboro Textiles, Inc. ("Waynesboro"), Berkshire Partners and affiliates ("Berkshire") and AIG Insurance Company and affiliates ("AIG").

     WTI, Inc. has a wholly-owned subsidiary, AFA Products, Inc., based in Forest City, North Carolina, which in turn has a wholly-owned subsidiary, WTI Holding B.V. ("WTI Holding"), based in Helmond, The Netherlands. WTI Holding also has a subsidiary, AFA Polytek B.V. ("Polytek"), which is also based in Helmond, The Netherlands.

     The Company's primary business is the manufacture and sale of activated liquid dispensing devices ("trigger sprayers"). Manufacturing is primarily conducted in facilities located in Forest City, North Carolina, and Helmond, The Netherlands.

SALE OF ASSETS

     On July 31, 1997, the Company sold substantially all of its assets and operations to AFA Holdings Co. Proceeds from the sale were used to retire liabilities not assumed by the purchaser with the remainder distributed to shareholders of the Company. These consolidated financial statements were prepared immediately prior to the sale using the historical basis of accounting followed by the Company and do not reflect the sale transaction.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of its products.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided primarily on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are charged to income as incurred and betterments that extend the useful life are capitalized. Upon retirement or sale, the cost and accumulated depreciation are eliminated from the respective accounts, and the gain or loss, if any, is included in income.

     If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized. To date, no impairment losses have been recognized.

RESEARCH AND DEVELOPMENT

     The cost of research and development expenditures is expensed as incurred.

                           WTI, INC. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements relate to the allowance for uncollectible accounts receivable, the allowance for slow-moving and obsolete inventories, the allowance for sales returns and the valuation allowance for deferred tax assets.

INCOME TAXES

     The Company uses the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of WTI Holding are translated at exchange rates in effect at the balance sheet dates ($.4767 and $.5744 per guilder at July 31, 1997 and December 31, 1996, respectively). Items of revenue and expense are translated at average exchange rates during the periods ($.5211, $.5919 and $.6236 per guilder for the 1997, 1996 and 1995 periods presented, respectively). Translation adjustments, resulting from translating WTI Holding's financial statements into dollars, are reported in the equity section of the accompanying balance sheets under the caption "cumulative translation adjustment."

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

     Excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over a period of fifteen years. Accumulated amortization was $2,283 and $2,581 as of July 31, 1997 and December 31, 1996, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through forecasted future operations. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. To date, no impairment losses have been recognized.

PATENTS

     The cost of patents acquired is being amortized using the straight-line method over the estimated useful lives of the patents, which range from approximately fourteen to seventeen years. The cost of patents developed are expensed as incurred because the economic lives are indeterminable.

     Accumulated amortization was $8,096 and $7,599 at July 31, 1997 and December 31, 1996, respectively.

DEFERRED FINANCING FEES

     Costs incurred to obtain financing are amortized using the straight-line method (which approximates the interest method) over the term of the related debt.

                           WTI, INC. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

DEFERRED TOOLING

     From time to time, the Company purchases certain molds and equipment (tooling) to meet specific customer product requirements. These tooling costs are capitalized by the Company and are amortized into operations over the estimated life of the sales contract period.

OTHER INTANGIBLE ASSETS

     Other intangible assets, consisting primarily of an exclusive sales agreement and royalty agreements, are being amortized using the straight-line method over the related lives of the agreements, which range from five to fifteen years.

CASH EQUIVALENTS

     The Company considers demand deposits and time deposits with original maturities of three months or less as equivalent to cash.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, is effective for years beginning after December 15, 1997. This statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheets.

     Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related information, is effective for years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable business segments.

     Management of the Company believes that the future adoption of these statements will not have a significant impact on the Company's combined financial position, results of operations or cash flows, but will result in additional disclosure.

3.  INVENTORIES:

     The components of inventories are summarized below:

                                                         JULY 31,    DECEMBER 31,
                                                           1997          1996
                                                         --------    ------------
Raw material...........................................   $2,089       $ 2,429
Work-in-process........................................    3,102         3,084
Finished goods.........................................    4,305         4,801
                                                          ------       -------
                                                          $9,496       $10,314
                                                          ======       =======

                           WTI, INC. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

4.  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, summarized by major classification and estimated useful lives for depreciation purposes, is as follows:

                                                     USEFUL        JULY 31,    DECEMBER 31,
                                                  LIVES (YEARS)      1997          1996
                                                  -------------    --------    ------------
Land............................................                   $    825      $    947
Buildings.......................................   20 - 25            8,439         9,546
Machinery and equipment.........................    4 - 7            19,700        22,133
Molds...........................................      5              15,628        13,728
Furniture and fixtures..........................    3 - 5             1,156         1,271
Vehicles........................................      3                  43            43
Construction in progress........................      --                825           891
                                                                   --------      --------
                                                                     46,616        48,559
Less accumulated depreciation...................                    (31,594)      (32,555)
                                                                   --------      --------
Property, plant and equipment, net..............                   $ 15,022      $ 16,004
                                                                   ========      ========

     Construction in progress primarily consists of additions and improvements to buildings, molds and machinery.

5.  OTHER NONCURRENT ASSETS:

     Other noncurrent assets consists of the following:

                                                         JULY 31,    DECEMBER 31,
                                                           1997          1996
                                                         --------    ------------
Deferred financing fees................................   $  122        $  241
Royalty agreement......................................      917          1014
Investment in affiliate................................      568           554
Lease deposit..........................................       75            75
Deferred tooling.......................................      725           875
                                                          ------        ------
                                                          $2,407        $2,759
                                                          ======        ======

                           WTI, INC. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

6.  LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                        JULY 31,    DECEMBER 31,
                                                          1997          1996
                                                        --------    ------------
WORKING CAPITAL BORROWINGS(A):
  Working capital line of credit -- dollar
     denominated, bearing interest at 10% at December
     31, 1996.........................................       --       $ 1,411
  Working capital line of credit -- guilder
     denominated, bearing interest at 9.8% and 7.39%,
     at July 31, 1997 and December 31, 1997
     respectively.....................................  $ 1,223         1,875
                                                        -------       -------
          Total working capital borrowings............    1,223         3,286
                                                        -------       -------
OTHER LONG-TERM DEBT:
  Senior note -- dollar denominated...................      500         1,500
  Senior mortgage note -- guilder denominated, payable
     in quarterly principal installments of $25,204,
     bearing interest at rates varying with the Dutch
     prime rate (5.95% at July 31, 1997 and December
     31, 1996(b)......................................    1,188         1,508
  Junior subordinated debt -- dollar denominated,
     stockholder, bearing interest at 14% (Note
     10)(c)...........................................    3,500         3,500
  Subordinated note payable -- dollar denominated,
     bearing interest at 13.5%(d).....................    1,907         2,298
  Senior subordinated debt -- dollar denominated,
     stockholder, bearing interest at 13.5%(e)........   10,000        10,000
  Installment notes payable -- guilder denominated,
     bearing interest at rates ranging from 7.1% to
     7.75%............................................      282           499
  Promissory note payable -- dollar denominated,
     affiliate, bearing interest at 14% (Note
     10)(f)...........................................      320           320
  Promissory note payable -- dollar denominated,
     affiliate, bearing interest at 10.25% (Note
     10)(f)...........................................    1,200         1,200
                                                        -------       -------
          Total other long-term debt..................   18,897        20,825
                                                        -------       -------
          Total.......................................   20,120        24,111
Less current portion..................................   (4,944)       (8,066)
                                                        -------       -------
          Total long-term debt........................  $15,176       $16,045
                                                        =======       =======

  (a) WORKING CAPITAL BORROWINGS:

     At July 31, 1997 and December 31, 1996, the Company had loan and security agreements (the "Agreements") with the Bank of Boston that provided for two working capital lines of credit, denominated in both dollars and guilders.

     Borrowings under the dollar denominated working capital line of credit, which had a maximum amount of $4,700, were limited to 80% of eligible accounts receivable (as defined), and 50% of eligible raw material and finished goods inventories (as defined). Borrowings under the guilder denominated line of credit had a maximum amount of 4,754 guilders ($2,266 at July 31, 1997) and were limited to 70% of eligible accounts receivable (as defined) and 25% of eligible raw materials and finished goods inventories (as defined).

     On December 2, 1996, AFA Products, Inc. entered into the third amendment of its dollar denominated working capital line of credit with the Bank of Boston. The amendment extended the due date of the working

                           WTI, INC. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

capital line of credit until November 30, 1997. The third amendment also provided a new $1,500 term loan to be used to make an installment payment on the $5,000 junior subordinated note payable to stockholder (AIG). Interest on the extended line of credit and the new 1996 term loan is payable quarterly in arrears beginning January 1, 1997. The 1996 term loan was due to be repaid in 1997. The amendment modifies certain financial covenants contained in the original agreement and waives all violations of all loan covenants contained in the original agreement through the effective date of the amendment. At December 31, 1996, the Company was in violation of the covenant limiting capital expenditures. A waiver for this covenant violation was obtained from the bank.

     Also on December 2, 1996, AFA Polytek B.V. entered into the third amendment of its guilder denominated working capital line of credit with the Bank of Boston. The amendment extended the due date of the working capital line of credit until November 30, 1997. Interest on the extended line of credit is payable quarterly in arrears beginning January 1, 1997. The amendment modifies certain financial covenants contained in the original agreement and waives all violations of all loan covenants contained in the original agreement through the effective date of the amendment.

     Substantially all of these bank borrowings were paid simultaneously with the sale of substantially all of the Company's assets.

OTHER LONG-TERM DEBT

  (b)  Senior Mortgage Note -- Guilder Denominated

     In connection with the construction of a manufacturing facility in 1991, Polytek obtained a 3,500 guilder mortgage from ABN Bank, Netherlands. Borrowings under this mortgage agreement are collateralized by a lien on the facility. The mortgage agreement contains certain prohibitions, the most significant of which prohibit payments of dividends which would result in the net worth of Polytek falling below 10,000 guilders ($4,767 and $5,774 at July 31, 1997 and December 31, 1996).

  (c) JUNIOR SUBORDINATED DEBT

     The junior subordinated debt is payable to AIG and has principal payments of $1,500 due December 31, 1997 and a $2,000 principal payment due December 31, 1998.

  (d) SUBORDINATED NOTE PAYABLE

     On December 30, 1991, WTI borrowed 4,000 guilders from Parkhill Holdings Limited, an unaffiliated entity. The loan is collateralized by a secondary pledge of the shares of Polytek. Effective February 5, 1993, this guilder denominated debt was converted to a dollar denominated obligation, and interest rates were adjusted to a U.S. prime rate (8.5% at July 31, 1997 and December 31, 1996) plus 5%. In November 1996, the original maturity on the debt was extended to December 31, 1998.

  (e) SENIOR SUBORDINATED DEBT

     The senior subordinated debt is payable to Waynesboro or its stockholders. In November 1996, the maturity schedule for principal repayment was amended, resulting in principal payments of $4,000 due December 31, 1998 and $6,000 due December 31, 1999. In accordance with certain covenants contained in senior loan agreements, interest payments on this obligation were deferred. Accrued interest payable on this obligation amounted to $10,352 and $9,030 at July 31, 1997 and December 31, 1996, respectively.

                           WTI, INC. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

  (f) PROMISSORY NOTES PAYABLE

     The promissory notes payable represent borrowings from a partnership controlled by certain shareholders of the Company. The obligations are unsecured.

COLLATERAL AND DEBT COVENANTS UNDER LOAN AGREEMENTS OUTSTANDING AT JULY 31, 1997

     Under the terms of the various financing arrangements described above at July 31, 1997, substantially all of the Company's assets are pledged as collateral, including, but not limited to, the stock of the various subsidiaries. In addition, the various agreements contained restrictive covenants, as defined, including limits on capital expenditures and transactions with related parties, maintenance of certain minimum levels of cash flow earnings and leverage ratios, among others.

AGGREGATE ANNUAL MATURITIES

     Aggregate annual maturities of long-term debt after July 31, 1997 are as follows:

1998.......................................................  $ 4,944
1999.......................................................    8,091
2000.......................................................    6,147
2001.......................................................       83
2002.......................................................       83
Thereafter.................................................      772
                                                             -------
                                                             $20,120
                                                             =======

7.  INCOME TAXES:

     Pre-tax income (loss) consists of:

                                             SEVEN MONTHS        YEAR ENDED
                                                ENDED           DECEMBER 31,
                                               JULY 31,      ------------------
                                                 1997         1996       1995
                                             ------------    -------    -------
United States..............................    $ 2,451       $ 2,145    $(1,044)
Foreign....................................        976           731      2,196
                                               -------       -------    -------
          Total pre-tax income.............    $ 3,427       $ 2,876    $ 1,152
                                               =======       =======    =======
Current expense............................      2,293         1,795        885
Deferred benefit...........................     (1,939)       (1,441)        (5)
                                               -------       -------    -------
                                               $   354       $   354    $   880
                                               =======       =======    =======

                           WTI, INC. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

     The income tax provision differs from the amount computed by applying the U.S. federal statutory income tax rate of 34% to the pre-tax income. The computed amount is reconciled to the total provision for income taxes as follows:

                                                 SEVEN MONTHS     YEAR ENDED
                                                    ENDED        DECEMBER 31,
                                                   JULY 31,      -------------
                                                     1997        1996     1995
                                                 ------------    -----    ----
Tax at federal statutory rate..................    $ 1,165       $ 978    $392
Tax effect of nondeductible expenses...........         55         118     126
Foreign taxes at rates other than U.S.
  statutory rate...............................         17          10      16
State taxes (net of federal benefit)...........        186         119
Increase (reduction) in valuation allowance....     (1,098)       (848)    355
Other..........................................         29         (23)     (9)
                                                   -------       -----    ----
          Income tax provision.................    $   354       $ 354    $880
                                                   =======       =====    ====

     The approximate tax effect of temporary differences that gave rise to the Company's deferred income tax assets and liabilities at July 31, 1997 and December 31, 1996 is as follows:

                                                           JULY 31, 1997
                                                  -------------------------------
                                                  ASSETS    LIABILITIES    TOTAL
                                                  ------    -----------    ------
Property, plant and equipment...................  $           $  (983)     $ (983)
Intangible assets...............................                 (463)       (463)
Patents.........................................     434                      434
Accrued interest................................   3,374                    3,374
Accrued rent....................................     264                      264
AMT credit carryforward.........................     447                      447
Other...........................................     151                      151
                                                  ------      -------      ------
          Total deferred taxes..................  $4,670      $(1,446)     $3,224
                                                  ======      =======      ======

                                                        DECEMBER 31, 1996
                                                ---------------------------------
                                                ASSETS     LIABILITIES     TOTAL
                                                -------    -----------    -------
Property, plant and equipment.................  $            $(1,140)     $(1,140)
Intangible assets.............................                  (525)        (525)
Patents.......................................      440                       440
Accrued interest..............................    2,823                     2,823
Accrued rent..................................      229                       229
AMT credit carryforward.......................      447                       447
Other.........................................      109                       109
                                                -------      -------      -------
          Total before valuation allowance....    4,048       (1,665)       2,383
                                                -------      -------      -------
Valuation allowance...........................   (1,098)                   (1,098)
                                                -------      -------      -------
          Total deferred taxes................  $ 2,950      $(1,665)     $ 1,285
                                                =======      =======      =======

     The deferred tax assets and liabilities are broken down between current and noncurrent amounts in the accompanying balance sheets according to the classification of the related asset and liability or in the case of tax loss or AMT credit carryforwards, based on their expected utilization date.

                           WTI, INC. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

     During 1996, the Company reduced its valuation allowance by $848 and during the period ended July 31, 1997, the allowance was reduced by $1,098.

8.  COMMON STOCK:

     CLASS A -- Class A common stock has 100% of the voting rights with the exception of rights to certain matters as described below. As of July 31, 1997 and December 31, 1996, there were 123,000 shares of Class A common stock outstanding and 150,000 shares authorized, with a par value of $1.

     CLASS B -- Class B common stock limits voting rights to certain specified matters. Class B stock is convertible (at the option of the stockholder) into Class A stock on a share per share basis. There are no Class B shares outstanding and 150,000 shares authorized, with a par value of $1,000 per share.

     VOTING RIGHTS ON CERTAIN MATTERS -- In accordance with the articles of incorporation, the affirmative vote of at least two-thirds of the aggregate outstanding Class A and Class B common stock is required for certain specified transactions, including, but not limited to, the merger of the Company with or into another entity; the sale, lease or other disposition of a substantial portion of the Company's assets; an initial public offering of equity securities; and incurrence of additional indebtedness (as defined therein).

9.  OPERATING LEASES:

     The Company is obligated under noncancelable operating leases for certain machinery and equipment and telephone equipment. Minimum annual rental payments are as follows:

                                                PAYABLE TO
                                                 RELATED      PAYABLE TO
                                                 PARTIES        OTHERS      TOTAL
                                                ----------    ----------    ------
1998..........................................     $121         $  353      $  474
1999..........................................                     340         340
2000..........................................                     261         261
2001..........................................                      87          87
2002..........................................                      22          22
                                                   ----         ------      ------
                                                   $121         $1,063      $1,184
                                                   ====         ======      ======

     Rent expense approximated $381, $713 and $438 for the seven months ended July 31, 1997 and the years ended December 31, 1996 and 1995, respectively, including approximately $145 in 1997 and $249 for both 1996 and 1995 for rent paid to an entity controlled by the stockholders of Waynesboro.

10.  RELATED PARTY TRANSACTIONS:

INTEREST ON SENIOR SUBORDINATED DEBT

     Included in interest expense for the seven month period ended July 31, 1997 and the years ended December 31, 1996 and 1995 is approximately $1,322, $2,156 and $1,969, respectively, relating to debt owed to Waynesboro or its stockholders. As of July 31, 1997 and December 31, 1996, accrued interest of $10,352 and $9,030, respectively, on this obligation has been classified as a noncurrent liability in the accompanying balance sheet.

                           WTI, INC. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

INTEREST ON JUNIOR SUBORDINATED DEBT

     Included in interest expense for the 1997 period presented is $278 and for both 1996 and 1995 is $700 relating to debt owed to AIG. As of July 31, 1997 and December 31, 1996, accrued interest of $80 and $63 on this obligation has been included in other accrued expenses in the accompanying balance sheets.

MANAGEMENT FEES

     Included in operating expenses for the periods ended July 31, 1997 and December 1996 and 1995 are approximately $295, $556 and $533, respectively, for management fees and certain expenses paid or payable to entities affiliated with Waynesboro or Berkshire. As of July 31, 1997 and December 31, 1996, the balance of unpaid fees, which has been included in other accrued expenses in the accompanying balance sheets, approximated $482 and $445, respectively.

TRANSACTIONS WITH AFFILIATE

     The Company has a 41% ownership in an affiliate, which is accounted for using the equity method. Earnings of the affiliate are not material to the operations of the Company. During the 1997, 1996 and 1995 periods presented, the Company purchased molds from the affiliate for approximately $160, $43 and $487, respectively. During 1997, 1996 and 1995, the affiliate provided certain repairs and maintenance at a cost to the Company of approximately $117, $203 and $135, respectively. Included in accounts payable in the accompanying balance sheets at July 31, 1997 and December 31, 1996, respectively, are approximately $22 and $40 relating to these assets and services provided by the affiliate.

ACCRUED RENT EXPENSE

     As of July 31, 1997 and December 31, 1996, other accrued expenses includes rent expense of $583 and $586, respectively, payable to a related party relating to an operating lease for certain molding machines.

INTEREST ON PROMISSORY NOTE PAYABLE

     Included in interest expense for the seven month period ended July 31, 1997 and the years ended December 31, 1996 and 1995 is approximately $100, $168 and $66, respectively, relating to interest on funds advanced to the Company from an affiliate. Accrued interest, which is computed at the rates of 10.25% and 14% from the date of the advances, approximated $381 and $290 at July 31, 1997 and December 31, 1996, respectively, and is included in accrued expenses on the accompanying balance sheets.

11.  OTHER INCOME (EXPENSE):

     Other income consisted primarily of royalty income. In prior years, the Company became involved in litigation with one or more of its competitors regarding alleged patent infringements and ultimately reached out-of-court settlements with those competitors. Royalty payments under two different settlement agreements of $50 were received by the Company in 1996 and 1995, and are recorded in other income in the accompanying consolidated statements of operations.

12.  EMPLOYEE BENEFITS PLANS:

RETIREMENT PLANS

     Polytek has various pension plans covering substantially all employees. Polytek funds all costs through insurance contracts which provide for retiree benefits. Under the terms of the plans, there are no unfunded or

                           WTI, INC. AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)

overfunded benefit obligations. Pension expense for July 31, 1997 and the years ended December 31, 1996 and 1995 was approximately $241, $441 and $461, respectively.

401(k) PLAN

     Effective July 1, 1996, AFA Products adopted an employee savings plan under
Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees and the Company matches five percent of each employee's contributions up to six percent of annual compensation. During 1997 and 1996, the Company expensed $20 and $9 in matching contributions.

13.  CONTINGENCIES:

     The Company is a defendant and plaintiff in several disputes and legal actions in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse impact on the financial condition or the future results of operations of the Company.

14.  FOREIGN OPERATIONS:

     Information regarding the Company's operations in The Netherlands is as follows:

                                             SEVEN MONTHS        YEAR ENDED
                                                ENDED           DECEMBER 31,
                                               JULY 31,      ------------------
                                                 1997         1996       1995
                                             ------------    -------    -------
Sales......................................    $13,401       $23,698    $30,675
Net income.................................      1,172         1,328      2,483
Total assets...............................     15,734        19,172     21,866

15.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA:

     The following summarizes the Company's consolidating balance sheet as of December 31, 1996 and consolidating results of operations and cash flows for the years ended December 31, 1995 and 1996 and the seven month period ended July 31, 1997.

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                        SEVEN MONTHS ENDED JULY 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                               AFA
                                    WTI, INC.              AFA               POLYTEK
                                  (PREDECESSOR       PRODUCTS, INC.           (NON-
                                     TO AFA)           (GUARANTOR)         GUARANTOR)         ELIMINATIONS        CONSOLIDATED
                                  ------------       --------------        ----------         ------------        ------------
Net sales......................   $                   $      19,626       $      13,401       $         (39)      $      32,988
Cost of sales..................                              13,708              10,195                 (39)             23,864
                                  -------------       -------------       -------------       -------------       -------------
     Gross profit..............                               5,918               3,206                                   9,124
Selling, general and
  administrative expenses......             134               2,643               1,428                                   4,205
                                  -------------       -------------       -------------       -------------       -------------
     Income from operations....            (134)              3,275               1,778                                   4,919
                                  -------------       -------------       -------------       -------------       -------------

Other expense (income):
     Interest..................             (24)              2,089                 230                                   2,295
     Other.....................                              (1,374)                571                                    (803)
                                  -------------       -------------       -------------       -------------       -------------
          Total other
            expense............             (24)                715                 801                                   1,492
                                  -------------       -------------       -------------       -------------       -------------
Income before income tax
  provision....................            (110)              2,560                 977                                   3,427
Tax provision..................                                                     354                                     354
                                  -------------       -------------       -------------       -------------       -------------
Income before equity in income
  of consolidated subsidiary...            (110)              2,560                 623                                   3,073
Equity in income of
  consolidated subsidiary......           3,183                 623                                  (3,806)
                                  -------------       -------------       -------------       -------------       -------------
Net income.....................   $       3,073       $       3,183       $         623       $      (3,806)      $       3,073
                                  =============       =============       =============       =============       =============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                        SEVEN MONTHS ENDED JULY 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                    AFA               AFA
                                             WTI, INC.         PRODUCTS, INC.       POLYTEK
                                        (PREDECESSOR TO AFA)    (GUARANTOR)     (NON-GUARANTOR)   CONSOLIDATED
                                        --------------------   --------------   ---------------   ------------
Cash flows from operating
  activities..........................        $                   $ 4,237           $1,591          $ 5,828
Cash flows from investing activities:
  Capital expenditures................                             (1,649)            (849)          (2,498)
  Other...............................                                (46)                              (46)
  Net cash used in investing
     activities.......................                             (1,695)            (849)          (2,544)
Cash flows from financing activities:
  Change in line of credit............                             (1,410)            (365)          (1,775)
  Proceeds from long term debt........                              1,321                             1,321
  Repayment of long term debt.........                             (1,000)            (174)          (1,174)
                                              -------             -------           ------          -------
  Net cash from financing
     activities.......................                             (1,089)            (539)          (1,628)
Effect of exchange rate changes on
  cash................................                                                (102)            (102)
                                              -------             -------           ------          -------
Change in cash and cash equivalents...                              1,453              101            1,554
Cash and cash equivalents, beginning
  of period...........................                                337              500              837
                                              -------             -------           ------          -------
Cash and cash equivalents, end of
  period..............................                            $ 1,790           $  601          $ 2,391
                                              =======             =======           ======          =======

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                  WTI, INC.                AFA                   AFA
                               (PREDECESSOR TO       PRODUCTS, INC.            POLYTEK
                                    AFA)               (GUARANTOR)         (NON-GUARANTOR)        ELIMINATIONS      CONSOLIDATED
                               ---------------       --------------        ---------------        ------------      ------------
Assets
Current Assets:
     Cash and cash
       equivalents.........                           $         337         $         500                           $         837
     Accounts receivable...     $       1,870                 4,236                 3,374        ($       2,981)            6,499
     Inventories...........                                   6,394                 3,920                                  10,314
     Prepaid expenses and
       other current
       assets..............                                      64                   544                                     608
                                -------------         -------------         -------------         -------------     -------------
          Total current
            assets.........             1,870                11,031                 8,338                (2,981)           18,258
     Property, plant and
       equipment, net......                                   7,360                 8,644                                  16,004
     Intangibles, net......                                   4,734                 1,761                                   6,495
     Investment in
       subsidiary..........             2,307                10,679                                     (12,986)
     Deferred income
       taxes...............                                   1,285                                                         1,285
     Other assets..........             2,287                 2,187                 3,243                (4,958)            2,759
                                -------------         -------------         -------------         -------------     -------------
          Total assets.....     $       6,464         $      37,276         $      21,986        ($      20,925)    $      44,801
                                =============         =============         =============         =============     =============
Liabilities and
  Stockholders' Equity
Current Liabilities:
     Current portion of
       long-term debt......     $       1,500         $       5,931         $       2,135        ($       1,500)    $       8,066
     Accounts payable......                14                 1,359                   857                   (29)            2,201
     Income taxes
       payable.............                                     988                                                           988
     Other accrued
       expenses............               537                 2,855                 4,118                (1,452)            6,058
                                -------------         -------------         -------------         -------------     -------------
          Total current
            liabilities....             2,051                11,133                 7,110                (2,981)           17,313
Long-term debt:
     Credit facilities.....
     Subordinated debt.....             2,000                14,957                 4,046                (4,958)           16,045
     Accrued interest of
       stockholders........                                   8,879                   151                                   9,030
                                -------------         -------------         -------------         -------------     -------------
          Total
            liabilities....             4,051                34,969                11,307                (7,939)           42,388
                                -------------         -------------         -------------         -------------     -------------
Stockholders' Equity
     Common stock..........               123                 8,878                 9,462               (18,340)              123
     Additional
       paid-in-capital.....             9,047                                         179                  (179)            9,047
     Retained earnings
       (deficit)...........            (6,757)               (6,571)                1,951                 5,533            (5,844)
     Cumulative translation
       adjustment..........                                                          (913)                                   (913)
          Total
            stockholders'
            equity.........             2,413                 2,307                10,679               (12,986)            2,413
                                -------------         -------------         -------------         -------------     -------------
Total liabilities and
  stockholders' equity.....     $       6,464         $      37,276         $      21,986        ($      20,925)    $      44,801
                                =============         =============         =============         =============     =============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                          WTI, INC.                AFA                   AFA
                                       (PREDECESSOR TO       PRODUCTS, INC.            POLYTEK
                                            AFA)               (GUARANTOR)         (NON-GUARANTOR)         ELIMINATIONS
                                       ---------------       --------------        ---------------         ------------
Net sales..........................     $                     $      30,673         $      23,698         $          (238)
Cost of sales......................                                  21,715                18,140                      13
                                        -------------         -------------         -------------         ---------------
     Gross profit..................                                   8,958                 5,558                    (251)
     Selling, general and
       administrative expense......               200                 3,239                 2,879                   1,071
     Income from operations........              (200)                5,719                 2,679                  (1,322)
Other expense (income):
     Interest......................               (35)                3,717                   574                      19
     Other.........................                 4                  (312)                1,374                  (1,341)
                                        -------------         -------------         -------------         ---------------
          Total other expense......               (31)                3,405                 1,948                  (1,322)
Income (loss) before provision
  (benefit) for income taxes.......              (169)                2,314                   731
                                        -------------         -------------         -------------         ---------------
Tax provision (benefit)............                                                           354
                                        -------------         -------------         -------------         ---------------
Income (loss) before equity in
  income of consolidated
  subsidiary.......................              (169)                2,314                   377
Equity in income of consolidated
  subsidiaries.....................             2,691                   377                                        (3,068)
                                        -------------         -------------         -------------         ---------------
Net income.........................     $       2,522         $       2,691         $         377      $           (3,068)
                                        =============         =============         =============         ===============


                                        CONSOLIDATED
                                        ------------
Net sales..........................     $      54,133
Cost of sales......................            39,868
                                        -------------
     Gross profit..................               14,265
     Selling, general and
       administrative expense......             7,389
     Income from operations........                6,876
Other expense (income):
     Interest......................             4,275
     Other.........................                 (275)
                                        -------------
          Total other expense......                4,000
Income (loss) before provision
  (benefit) for income taxes.......             2,876
                                        -------------
Tax provision (benefit)............               354
                                        -------------
Income (loss) before equity in
  income of consolidated
  subsidiary.......................             2,522
Equity in income of consolidated
  subsidiaries.....................
                                        -------------
Net income.........................     $       2,522
                                        =============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                               WTI, INC.                AFA                   AFA
                                            (PREDECESSOR TO       PRODUCTS, INC.            POLYTEK
                                                 AFA)               (GUARANTOR)         (NON-GUARANTOR)        CONSOLIDATED
                                            ---------------       --------------        ---------------        ------------
Cash flows from operating activities....     $                     $       3,691         $       2,482         $       6,173
Cash flows from investing activities:
     Capital expenditures...............                                    (406)               (1,812)               (2,218)
     Other..............................                                     (84)                    2                   (82)
                                             -------------         -------------         -------------         -------------
     Net cash used in investing
       activities.......................                                    (490)               (1,810)               (2,300)
                                             -------------         -------------         -------------         -------------
Cash flows from financing activities:
     Change in line of credit...........                                  (2,657)                 (207)               (2,864)
     Repayment of long term debt........            (1,500)               (1,633)                 (977)               (4,110)
     Intercompany advances..............             1,500                (1,399)                 (101)
     Proceeds from long term debt.......                                   2,594                   222                 2,816
                                             -------------         -------------         -------------         -------------
     Net cash from financing
       activities.......................                                  (3,095)               (1,063)               (4,158)
                                             -------------         -------------         -------------         -------------
Effect of exchange rate changes on
  cash..................................                                                           (62)                  (62)
                                             -------------         -------------         -------------         -------------
Change in cash and cash equivalents.....                                     106                  (453)                 (347)
Cash and cash equivalents, beginning of
  period................................                                     232                   952                 1,184
                                             -------------         -------------         -------------         -------------
Cash and cash equivalents, end of
  period................................                           $         338         $         499         $         837
                                             =============         =============         =============         =============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                  WTI, INC.                AFA                   AFA
                               (PREDECESSOR TO       PRODUCTS, INC.            POLYTEK
                                    AFA)               (GUARANTOR)         (NON-GUARANTOR)        ELIMINATIONS      CONSOLIDATED
                               ---------------       --------------        ---------------        ------------      ------------
Net sales..................     $                     $      24,734         $      30,675         $        (171)    $      55,238
Cost of sales..............                                  19,327                22,738                   (94)           41,971
                                -------------         -------------         -------------         -------------     -------------
     Gross profit..........                                   5,407                 7,937                   (77)           13,267
Selling, general and
  administrative expense...               179                 2,783                 3,581                 1,334             7,877
                                -------------         -------------         -------------         -------------     -------------
     Income from
       operations..........              (179)                2,624                 4,356                (1,411)            5,390
Other expense (income):
     Interest..............               (35)                3,832                   664                    28             4,489
     Other.................                 5                  (313)                1,496                (1,439)             (251)
                                -------------         -------------         -------------         -------------     -------------
          Total other
            expense........               (30)                3,519                 2,160                (1,411)            4,238
Income (loss) before
  provision (benefit) for
  income taxes.............              (149)                 (895)                2,196                                   1,152
Tax provision..............                                                           880                                     880
                                -------------         -------------         -------------         -------------     -------------
Income (loss) before equity
  in income of
  consolidating
  subsidiary...............              (149)                 (895)                1,316                                     272
Equity in income of
  consolidated
  subsidiaries.............               421                 1,316                                      (1,737)
                                -------------         -------------         -------------         -------------     -------------
Net income (loss)..........     $         272         $         421         $       1,316         $      (1,737)    $         272
                                =============         =============         =============         =============     =============

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                               WTI, INC.                AFA                   AFA
                                            (PREDECESSOR TO       PRODUCTS, INC.            POLYTEK
                                                 AFA)               (GUARANTOR)         (NON-GUARANTOR)        CONSOLIDATED
                                            ---------------       --------------        ---------------        ------------
Cash flows from operating activities....     $                     $       4,098         $       2,607         $       6,705
                                             -------------         -------------         -------------         -------------
Cash flows from investing activities:
     Capital expenditures...............                                  (2,140)               (1,464)               (3,604)
     Other..............................                                    (982)                   23                  (959)
                                             -------------         -------------         -------------         -------------
     Net cash used in investing
       activities.......................                                  (3,122)               (1,441)               (4,563)
                                             -------------         -------------         -------------         -------------
Cash flows from financing activities:
     Change in line of credit...........                                     913                   249                 1,162
     Repayment of long term debt........                                  (2,828)               (1,140)               (3,968)
     Intercompany advances..............                                     519                  (519)
     Proceeds from long term debt.......                                     565                                         565
                                             -------------         -------------         -------------         -------------
     Net cash from financing
       activities.......................                                    (831)               (1,410)               (2,241)
                                             -------------         -------------         -------------         -------------
Effect of exchange rate changes on
  cash..................................                                                            89                    89
                                             -------------         -------------         -------------         -------------
Change in cash and cash equivalents.....                                     145                  (155)                  (10)
Cash and cash equivalents, beginning of
  period................................                                      88                 1,106                 1,194
                                             -------------         -------------         -------------         -------------
Cash and cash equivalents, end of
  period................................     $                     $         233         $         951         $       1,184
                                             =============         =============         =============         =============

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Contico International, Inc.:

     We have audited the accompanying combined balance sheets of Continental Sprayers and Affiliates (the "Company") as of May 31, 1997 and 1996, and the related combined statements of operations, divisional equity and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Continental Sprayers and Affiliates as of May 31, 1997 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

St. Louis, Missouri
March 12, 1998

                      CONTINENTAL SPRAYERS AND AFFILIATES

                            COMBINED BALANCE SHEETS
                             MAY 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                               1997       1996
                                                              -------    -------
ASSETS
Current assets:
  Cash......................................................  $    21    $    39
  Trade receivables from Contico............................      585        279
  Trade receivables, less allowance for doubtful accounts of
     $63 and $67............................................    8,194      8,029
  Inventories...............................................    5,768      6,847
  Other current assets......................................      287        589
                                                              -------    -------
          Total current assets..............................   14,855     15,783
Property, plant and equipment...............................   30,588     32,464
Other assets................................................      485        384
                                                              -------    -------
          Total assets......................................  $45,928    $48,631
                                                              =======    =======
LIABILITIES AND DIVISIONAL EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,441    $ 4,257
  Accrued expenses..........................................    1,958      2,286
  Uncleared checks..........................................    1,519      1,216
                                                              -------    -------
          Total current liabilities.........................    5,918      7,759
Advances from Contico.......................................    5,712      8,813
Minority interest in affiliate..............................      120        119
                                                              -------    -------
          Total liabilities.................................   11,750     16,691
                                                              -------    -------
Divisional equity...........................................   34,178     31,940
                                                              -------    -------
          Total liabilities and divisional equity...........  $45,928    $48,631
                                                              =======    =======

     The accompanying notes are an integral part of the combined financial statements.

                      CONTINENTAL SPRAYERS AND AFFILIATES

                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                               1997      1996      1995
                                                              -------   -------   -------
Net sales to third parties..................................  $58,600   $54,086   $54,658
Net sales to Contico........................................    3,649     3,018     3,662
                                                              -------   -------   -------
                                                               62,249    57,104    58,320
Cost of sales...............................................   48,901    44,614    42,491
                                                              -------   -------   -------
          Gross profit......................................   13,348    12,490    15,829
Selling, general and administrative expenses................    6,286     6,335     6,214
                                                              -------   -------   -------
          Income from operations............................    7,062     6,155     9,615
                                                              -------   -------   -------
Other expense (income):
  Interest expense from Contico.............................      616       983     1,355
  Other, net................................................       28       142      (181)
                                                              -------   -------   -------
                                                                  644     1,125     1,174
                                                              -------   -------   -------
          Income before provision for income taxes..........    6,418     5,030     8,441
Provision for income taxes..................................      361       258       260
                                                              -------   -------   -------
          Net income........................................  $ 6,057   $ 4,772   $ 8,181
                                                              =======   =======   =======

     The accompanying notes are an integral part of the combined financial statements.

                      CONTINENTAL SPRAYERS AND AFFILIATES

                    COMBINED STATEMENTS OF DIVISIONAL EQUITY
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

Balance, June 1, 1994.......................................  $27,068
Net income..................................................    8,181
Dividends...................................................   (5,065)
Foreign currency translation adjustment.....................       19
                                                              -------
Balance, May 31, 1995.......................................   30,203
Net income..................................................    4,772
Dividends...................................................   (3,018)
Foreign currency translation adjustment.....................      (17)
                                                              -------
Balance, May 31, 1996.......................................   31,940
Net income..................................................    6,057
Dividends...................................................   (3,851)
Foreign currency translation adjustment.....................       32
                                                              -------
Balance, May 31, 1997.......................................  $34,178
                                                              =======

     The accompanying notes are an integral part of the combined financial statements.

                      CONTINENTAL SPRAYERS AND AFFILIATES

                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                               1997       1996       1995
                                                              -------    -------    -------
Cash flows from operating activities:
  Net income................................................  $ 6,057    $ 4,772    $ 8,181
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................    6,526      6,173      5,562
     Net gain on disposal of assets.........................      (89)        (6)        15
     Decrease (increase) in receivable from Contico, net....     (355)       482        (19)
     Decrease (increase) in trade receivable, less
       reserves.............................................     (117)    (2,316)       922
     Decrease (increase) in inventories.....................    1,119      1,589        (81)
     Decrease (increase) in other current assets............      311       (387)      (141)
     Increase (decrease) in accounts payable................   (1,822)     2,685       (606)
     Increase (decrease) in accrued expenses................     (331)      (286)        14
                                                              -------    -------    -------
          Net cash provided by operating activities.........   11,299     12,706     13,847
                                                              -------    -------    -------
Cash flows from investing activities:
  Purchases of property, plant and equipment................   (4,477)    (3,337)    (5,301)
  Proceeds from disposal of assets..........................      106         10         18
  Purchases of other long-term assets.......................     (238)      (232)      (131)
                                                              -------    -------    -------
          Net cash used in investing activities.............   (4,609)    (3,559)    (5,414)
                                                              -------    -------    -------
Cash flows from financing activities:
  Payment of dividends to Contico...........................   (3,851)    (3,018)    (5,065)
  Net decrease in advances from Contico.....................   (3,151)    (6,490)    (3,199)
  Increase (decrease) in uncleared checks...................      303        363       (220)
                                                              -------    -------    -------
          Net cash used in financing activities.............   (6,699)    (9,145)    (8,484)
                                                              -------    -------    -------
          Effect of exchange rate changes on cash...........       (9)         4        (13)
                                                              -------    -------    -------
          Increase (decrease) in cash.......................      (18)         6        (64)
Cash, beginning of period...................................       39         33         97
                                                              -------    -------    -------
Cash, end of period.........................................  $    21    $    39    $    33
                                                              =======    =======    =======
Cash paid during the period for:
  Interest..................................................  $   616    $   983    $ 1,355
                                                              =======    =======    =======
  Taxes.....................................................  $   396    $   178    $   333
                                                              =======    =======    =======

     The accompanying notes are an integral part of the combined financial statements.

                      CONTINENTAL SPRAYERS AND AFFILIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     A. COMBINED ENTITIES AND BASIS OF PRESENTATION: The combined financial statements of Continental Sprayers and affiliates (the "Company") include the accounts of Continental Sprayers and Contour Cutting, divisions of Contico International, Inc. ("Contico"), a Missouri corporation, of Continental Sprayers de Mexico S.A. de C.V. (a majority owned Mexican subsidiary of Contico) and of Continental Sprayers & Equipment (a United Kingdom division of Contico).

     The purpose of the combined financial statements is to present the financial position, results of operations and cash flows of Contico's liquid dispenser business activities. The combined financial statements have been prepared as if the Company had operated as a stand-alone entity for all periods presented, and include those assets, liabilities, revenues, expenses and cash flows directly attributable to the operations of the Company. The combined financial statements have been presented using consolidation principles. Minority interest in affiliate represents the minority stockholder's proportionate share of net equity. As a result of the matters discussed above, no separate components of equity are presented in the combined financial statements. All significant intercompany accounts and transactions have been eliminated.

     Contico provides certain services to, and incurs certain costs on behalf of, its subsidiaries and divisions. These costs, which include general overhead and treasury services are billed to Contico's subsidiaries, including the Company, based upon an analysis of the allocated resources required to perform such services. Such costs are presented in the accompanying combined statements of operations as administrative expenses (see Note 5).

     Contico's management believes the method used to allocate expenses to the Company is reasonable and appropriate. However, allocated expenses are not necessarily indicative of the expenses which would have resulted had the Company operated as a separate entity. The Company has relied upon Contico to fund working capital needs and provide equity. The financial information included herein is based on the operation of the Company as a division of Contico and should not necessarily be considered indicative of future operating results of the Company on a stand-alone basis.

     B. RECENTLY ISSUED ACCOUNTING STANDARDS: Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, is effective for years beginning after December 15, 1997. This statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of position.

     Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, is effective for years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable business segments.

     Management of the Company believes that the future adoption of these statements will not have a significant impact on the Company's combined financial position, results of operations or cash flows, but will result in additional disclosure.

     C. INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis.

     D. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. Depreciation is provided primarily on a straight-line basis over the estimated useful lives of the assets. The estimated lives utilized in calculating depreciation are as follows: building -- 39 years; building improvements -- 10 to 39 years; machinery and equipment -- 3 to 10 years; molds, dies and tooling -- 5 years; and furniture and fixtures -- 5 to 10 years. Leasehold improvements are amortized over the shorter of the life of the lease or of the improvement. Maintenance and repairs are charged to income as incurred and betterments that extend the

                      CONTINENTAL SPRAYERS AND AFFILIATES
useful life are capitalized. Upon retirement or sale, the cost and accumulated depreciation are eliminated from the respective accounts, and the gain or loss, if any, is included in income.

     If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized. To date, no impairment losses have been recognized.

     E. FOREIGN CURRENCY TRANSLATION: The functional currency of Continental Sprayers de Mexico S.A. de C.V. is the U.S. dollar. The functional currency of Continental Sprayers & Equipment is British pounds sterling. Assets and liabilities of Continental Sprayers & Equipment are translated into U.S. dollars at current exchange rates, and profit and loss accounts are translated at average annual exchange rates. Resulting translation gains and losses are included as a separate component in divisional equity. As of May 31, 1997 and 1996, the cumulative translation adjustment included in divisional equity was $33 and $1, respectively. Foreign exchange transaction gains and losses are included in the results of operations. Such amounts for the years presented were insignificant.

     F. REVENUE RECOGNITION: Sales and related costs of goods sold are included in income when goods are shipped and title has passed to customers.

     G. RESEARCH AND DEVELOPMENT: The cost of research and development is expensed as incurred. Research and development costs for the periods were not significant.

     H. INCOME TAXES: Contico is a Subchapter S corporation for federal and Missouri state tax purposes. Under this election, the United States taxable income of the Company is included in the personal taxable income of the stockholders of Contico. The provision for income taxes includes certain state taxes and taxes provided for foreign affiliates and divisions.

     I. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INVENTORIES:

     Inventories are comprised of the following:

                                                              1997      1996
                                                             ------    ------
Raw materials..............................................  $1,293    $1,562
Work in process............................................   2,303     3,355
Finished goods.............................................   2,172     1,930
                                                             ------    ------
                                                             $5,768    $6,847
                                                             ======    ======

                      CONTINENTAL SPRAYERS AND AFFILIATES

3.  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following:

                                                           1997        1996
                                                         --------    --------
Land, buildings and improvements.......................  $  7,897    $  7,852
Machinery and equipment................................    40,160      39,320
Molds, dies and tooling................................    21,936      19,694
Furniture and fixtures.................................     1,216         989
Construction in progress...............................       669         608
                                                         --------    --------
                                                           71,878      68,463
     Less accumulated depreciation.....................   (41,290)    (35,999)
                                                         --------    --------
                                                         $ 30,588    $ 32,464
                                                         ========    ========

4.  ACCRUED EXPENSES:

     Accrued expenses consist of the following:

                                                              1997      1996
                                                             ------    ------
Accrued compensation.......................................  $1,156    $1,248
Accrued workers' compensation..............................     400       673
Other accrued expenses.....................................     402       365
                                                             ------    ------
                                                             $1,958    $2,286
                                                             ======    ======

5.  INTERENTITY TRANSACTIONS:

     Net sales to Contico result from a wholesale distribution agreement whereby the Company provides Contico's entire domestic requirements of liquid dispensers. The agreement is renewable annually as mutually agreed by the parties.

     The Company has an agreement to purchase certain operating, administrative and corporate services from Contico. The agreement, which is subject to certain conditions, is renewable annually as mutually agreed by the parties. The Company paid $285, $285 and $270 for services rendered during the years ended May 31, 1997, 1996 and 1995, respectively (see Note 1).

     Contico advances funds to the Company as needed to meet the Company's operating requirements. The Company is charged interest on these advances at 7.5% and 8.3% at May 31, 1997 and 1996, respectively. Interest expense on these advances was $616, $983 and $1,355 for the years ended May 31, 1997, 1996 and 1995, respectively. The Company's domestic, as well as Contico's, assets are pledged as collateral under Contico's bank financing agreements.

     The Company paid dividends to Contico of $3,851, $3,018 and $5,065 representing 60% of the Company's income before provision for income taxes for the years ended May 31, 1997, 1996 and 1995, respectively.

6.  RETIREMENT BENEFITS:

     The Company offers a 401(k) plan to substantially all domestic nonunion employees. The Company's contributions under this plan were $83, $91 and $110 for the years ended May 31, 1997, 1996 and 1995, respectively.

                      CONTINENTAL SPRAYERS AND AFFILIATES

7.  MAJOR CUSTOMERS:

     Two customers accounted for approximately 30%, 34% and 24% of total net sales for the years ended May 31, 1997, 1996 and 1995, respectively.

     In January 1998, following the sale of certain of its product lines to S.C. Johnson, Dow Brands, CSI's largest customer, notified CSI that it would be terminating its contract with CSI effective April 23, 1998. Dow Brands purchases from CSI for each of the three years in the period ended May 31, 1997 was 18.2%, 22.2% and 15.1%, respectively. The loss of the Dow Brands business could adversely impact the Company's future results of operations. Following its acquisition of the Dow Brands product lines, S.C. Johnson resold certain of the acquired product lines to a third party. Management believes that the Company will continue through the end of 1998 to supply trigger sprayers for those product lines, which accounted for approximately one-half of CSI's unit sales to Dow Brands, as well as for certain of the product lines retained by S.C. Johnson. However, there can be no assurance of the extent to which the Company will continue to supply trigger sprayers for any of these product lines or the length of time it will continue to supply them.

8.  GEOGRAPHIC SEGMENT INFORMATION:

     The Company operates in one business segment -- the manufacture and sale of liquid dispensers. The Company's operations can be grouped into two geographical segments. Total revenue by segment includes both sales to customers and intersegment sales, which are accounted for at prices charged to customers and eliminated in consolidation. Pertinent financial data by major geographic segment is as follows:

                                                             YEAR ENDED MAY 31,
                                                   --------------------------------------
                                                      1997          1996          1995
                                                   ----------    ----------    ----------
North America:
  Net sales......................................   $60,582       $56,856       $59,844
  Operating income...............................     6,026         5,537         8,992
  Identifiable assets............................    41,672        47,259
Europe:
  Net sales......................................   $ 7,643       $ 4,110       $ 4,117
  Operating income...............................     1,284           546           656
  Identifiable assets............................     5,566         4,009
Eliminations:
  Net sales......................................   $(5,976)      $(3,862)      $(5,641)
  Operating (loss) income........................      (248)           72           (33)
  Identifiable assets............................    (1,310)       (2,637)
Total:
  Net sales......................................   $62,249       $57,104       $58,320
  Operating income...............................     7,062         6,155         9,615
  Identifiable assets............................    45,928        48,631

9.  SUBSEQUENT EVENT -- SALE OF OPERATIONS:

     Effective February 1, 1998, Contico sold certain of the assets, liabilities and operations of the Company to Continental Acquisition Corp., for a net cash sale price of approximately $91 million plus approximately $2 million, contingently payable in the future based on the Company achieving certain agreed-upon sales levels through 2005. No adjustments have been recorded in the accompanying historical combined financial statements of the Company as a result of this transaction.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Contico International, Inc.:



In our opinion, the accompanying combined balance sheet and the related combined statement of operations and of divisional equity and of cash flows present fairly, in all material respects, the combined financial position of Continental Sprayers and Affiliates (the "Company") at January 30, 1998, and the combined results of their operations and their cash flows for the eight-month period ended January 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers, LLP

St. Louis, Missouri
March 12, 1998

CONTINENTAL SPRAYERS AND AFFILIATES

COMBINED BALANCE SHEET
January 30, 1998
(In thousands)

                              ASSETS

Current assets:
     Cash                                                                  $    16
     Trade receivables from Contico                                            503
     Trade receivables, less allowance for doubtful accounts
          of $129                                                            7,379
     Inventories                                                             4,818
     Other current assets                                                      196
                                                                           -------

          Total current assets                                              12,912

Property, plant and equipment                                               28,149
Other assets                                                                   599
                                                                           -------

             Total assets                                                  $41,660
                                                                           =======

                                  LIABILITIES AND DIVISIONAL EQUITY

Current liabilities:
     Accounts payable                                                      $ 1,861
     Accrued expenses                                                        2,751
     Uncleared checks                                                          598
                                                                           -------

          Total current liabilities                                          5,210

Advances from Contico                                                        1,058
Minority interest in affiliate                                                 116
                                                                           -------

             Total liabilities                                               6,384
                                                                           -------

Divisional equity                                                           35,276
                                                                           -------

               Total liabilities and divisional equity                     $41,660
                                                                           =======


The accompanying notes are an integral part of the combined financial statements.

CONTINENTAL SPRAYERS AND AFFILIATES

COMBINED STATEMENT OF OPERATIONS
for the eight months ended January 30, 1998
(In thousands)


Net sales to third parties                                     $38,366
Net sales to Contico                                             2,606
                                                               -------

                                                                40,972
Cost of sales                                                   31,294
                                                               -------

          Gross profit                                           9,678

Operating expenses:
     Selling and distribution                                    2,116
     Administrative                                              1,801
                                                               -------

             Income from operations                              5,761
                                                               -------

Other expense (income):
     Interest expense from Contico                                 147
     Other, net                                                     57
                                                               -------

                                                                   204
                                                               -------

               Income before provision for income taxes          5,557

Provision for income taxes                                         253
                                                               -------

                  Net income                                   $ 5,304
                                                               =======


The accompanying notes are an integral part of the combined financial statements.

CONTINENTAL SPRAYERS AND AFFILIATES

COMBINED STATEMENT OF DIVISIONAL EQUITY
for the eight months ended January 30, 1998
(In thousands)


Balance,  May 31, 1997                         $ 34,178

Net income                                        5,304
Dividends                                        (4,241)
Foreign currency translation adjustment              35
                                               --------

Balance, January 30, 1998                      $ 35,276
                                               ========


The accompanying notes are an integral part of the combined financial statements.

CONTINENTAL SPRAYERS AND AFFILIATES

COMBINED STATEMENT OF CASH FLOWS
for the eight months ended January 30, 1998
(In thousands)

Cash flows from operating activities:
     Net income                                                                   $  5,304

     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                  4,382
       Net gain on disposal of assets                                                   (8)
       Decrease in receivable from Contico, net                                        247
       Decrease in trade receivable, less reserves                                     842
       Decrease in inventories                                                         978
       Decrease in other current assets                                                 92
       Decrease in accounts payable                                                   (583)
       Decrease in accrued expenses                                                    790
                                                                                  --------

          Net cash provided by operating activities                                 12,044
                                                                                  --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                     (1,816)
     Proceeds from disposal of assets                                                   17
     Purchases of other long-term assets                                              (217)
                                                                                  --------

          Net cash used in investing activities                                     (2,016)
                                                                                  --------

Cash flows from financing activities:
     Payment of dividends to Contico                                                (4,241)
     Net decrease in advances from Contico                                          (4,856)
                                                                                      (921)
     Decrease in uncleared checks
                                                                                  --------

          Net cash used in financing activities                                    (10,018)
                                                                                  --------

Effect of exchange rate changes on cash                                                (15)
                                                                                  --------

             Increase (decrease) in cash                                                (5)

Cash, beginning of period                                                               21
                                                                                  --------

Cash, end of period                                                               $     16
                                                                                  ========

Cash paid during the period for:
     Interest                                                                     $    208
                                                                                  ========

     Taxes                                                                        $    266
                                                                                  ========


                 The accompanying notes are an integral part of the combined financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    A. COMBINED ENTITIES AND BASIS OF PRESENTATION: The combined financial statements of Continental Sprayers and affiliates (the "Company") include the accounts of Continental Sprayers and Contour Cutting, divisions of Contico International, Inc. ("Contico"), a Missouri corporation, of Continental Sprayers de Mexico S.A. de C.V. (a majority owned Mexican subsidiary of Contico) and of Continental Sprayers & Equipment (a United Kingdom division of Contico).

        The purpose of the combined financial statements is to present the financial position, results of operations and cash flows of Contico's liquid dispenser business activities. The combined financial statements have been prepared as if the Company had operated as a stand-alone entity for all periods presented, and include those assets, liabilities, revenues, expenses and cash flows directly attributable to the operations of the Company. The combined financial statements have been presented using consolidation principles. Minority interest in affiliate represents the minority stockholder's proportionate share of net equity. As a result of the matters discussed above, no separate components of equity are presented in the combined financial statements. All significant intercompany accounts and transactions have been eliminated.

        Contico provides certain services to, and incurs certain costs on behalf of its subsidiaries and divisions. These costs, which include general overhead and treasury services are billed to Contico's subsidiaries and divisions, including the Company, based upon an analysis of the allocated resources required to perform such services. Such costs are presented in the accompanying combined statements of operations as administrative expenses (see Note 5).

        Contico's management believes the method used to allocate expenses to the Company is reasonable and appropriate. However, allocated expenses are not necessarily indicative of the expenses which would have resulted had the Company operated as a separate entity. The Company has relied upon Contico to fund working capital needs and provide equity. The financial information included herein is based on the operation of the Company as a Division of Contico and should not necessarily be considered indicative of future operating results of the Company on a stand-alone basis.

CONTINENTAL SPRAYERS AND AFFILIATES

(Amounts in thousands)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

    B. RECENTLY ISSUED ACCOUNTING STANDARDS: Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, is effective for years beginning after December 15, 1997. This statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of position.

        Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, is effective for years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable business segments.

        Management of the Company believes that the future adoption of these statements will not have a significant impact on the Company's combined financial position, results of operations or cash flows, but will result in additional disclosure.

    C. INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis.

    D. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. Depreciation is provided primarily on a straight-line basis over the estimated useful lives of the assets. The estimated lives utilized in calculating depreciation are as follows: building - 39 years; building improvements - 10 to 39 years; machinery and equipment - 3 to 10 years; molds, dies and tooling - 5 years; and furniture and fixtures - 5 to 10 years. Leasehold improvements are amortized over the shorter of the life of the lease or of the improvement. Maintenance and repairs are charged to income as incurred and betterments that extend the useful life are capitalized. Upon retirement or sale, the cost and accumulated depreciation are eliminated from the respective accounts, and the gain or loss, if any, is included in income.

        If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized. To date, no impairment losses have been recognized.

CONTINENTAL SPRAYERS AND AFFILIATES

(Amounts in thousands)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

    E. FOREIGN CURRENCY TRANSLATION: The functional currency of Continental Sprayers de Mexico S.A. de C.V. is the U.S. dollar. The functional currency of Continental Sprayers and Equipment is British pounds sterling. Assets and liabilities of Continental Sprayers & Equipment are translated into U.S. dollars at current exchange rates, and profit and loss accounts are translated at average annual exchange rates. Resulting translation gains and losses are included as a separate component in equity. As of January 30, 1998, the cumulative translation adjustment included in divisional equity was $35. Foreign exchange transaction gains and losses are included in the results of operations. Such amounts for the period presented were insignificant.

    F. REVENUE RECOGNITION: Sales and related costs of goods sold are included in income when goods are shipped and title has passed to customers.

    G. RESEARCH AND DEVELOPMENT: The cost of research and development is expensed as incurred. Research and development costs for the periods presented were not significant.

    H. INCOME TAXES: Contico is a Subchapter S corporation for federal and Missouri state tax purposes. Under this election, the United States taxable income of the Company is included in the personal taxable income of the stockholders of Contico. The provision for income taxes includes certain state taxes and taxes provided for foreign affiliates and divisions.

    I. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



2.  INVENTORIES:

    Inventories at January 30, 1998 are comprised of the following:


Raw materials                                                             $1,450
Work in process                                                            1,912
Finished goods                                                             1,456
                                                                          ------

                                                                          $4,818
                                                                          ======

CONTINENTAL SPRAYERS AND AFFILIATES

(Amounts in thousands)


3.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment at January 30, 1998 consists of the following:


Land, buildings and improvements                                       $  7,878
Machinery and equipment                                                  40,711
Molds, dies and tooling                                                  22,352
Furniture and fixtures                                                    1,264
Construction in progress                                                  1,482
                                                                       --------

                                                                         73,687
   Less accumulated depreciation                                        (45,538)
                                                                       --------

                                                                       $ 28,149
                                                                       ========


4.  ACCRUED EXPENSES:

    Accrued expenses at January 30, 1998 consist of the following:


Accrued compensation                                                      $  820
Accrued workers' compensation                                                342
Customer allowances                                                        1,210
Other accrued expenses                                                       379
                                                                          ------

                                                                          $2,751
                                                                          ======

CONTINENTAL SPRAYERS AND AFFILIATES

(Amounts in thousands)


5.  INTERENTITY TRANSACTIONS:

    Net sales to Contico result from a wholesale distribution agreement whereby the Company provides Contico's entire domestic requirements of liquid dispensers. The agreement is renewable annually as mutually agreed by the parties.

    The Company has an agreement to purchase certain operating, administrative and corporate services from Contico. The agreement, which is subject to certain conditions, is renewable annually as mutually agreed by the parties. The Company paid $196 for services rendered during the period ended January 30, 1998 (see Note 1).

CONTINENTAL SPRAYERS AND AFFILIATES

(Amounts in thousands)


5.  INTERENTITY TRANSACTIONS:

    Contico advances funds to the Company as needed to meet the Company's operating requirements. The Company is charged interest on these advances at 7.7% at January 30, 1998. Interest expense on these advances was $208 for the period ended January 30, 1998. The Company's domestic as well as Contico's assets are pledged as collateral under Contico's bank financing agreements.

    The Company paid dividends to Contico of $4,241 representing 62% of the Company's income before provision for income taxes for the period ended January 30, 1998.



6.  RETIREMENT BENEFITS:

    The Company offers a 401(k) plan to substantially all domestic nonunion employees. The Company's contributions under this plan were $157 for the period ended January 30, 1998.



7.  MAJOR CUSTOMERS:

    Two customers accounted for approximately 26% of total net sales for the eight months ended January 30, 1998.



8.  GEOGRAPHIC SEGMENT INFORMATION:

    The Company operates in one business segment - the manufacture and sale of liquid dispensers. The Company's operations can be grouped into two geographical segments. Total revenue by segment includes both sales to customers and intersegment sales, which are accounted for at prices charged to customers and eliminated in consolidation. Pertinent financial data by major geographic segment is as follows:

CONTINENTAL SPRAYERS AND AFFILIATES

(Amounts in thousands)


8.  GEOGRAPHIC SEGMENT INFORMATION, CONTINUED:


                                                                     EIGHT MONTHS
                                                                        ENDED
                                                                     JANUARY 30,
                                                                         1998
                                                                     ------------
North America:
   Net sales                                                           $ 37,918
   Operating income                                                       4,929
   Identifiable assets                                                   37,541

Europe:
   Net sales                                                           $  6,301
   Operating income                                                         859
   Identifiable assets                                                    6,878

Eliminations:
   Net sales                                                           $ (3,247)
   Operating income                                                         (27)
   Identifiable assets                                                   (2,759)

Total:
   Net sales                                                           $ 40,972
   Operating income                                                       5,761
   Identifiable assets                                                   41,660


9.  SUBSEQUENT EVENT - SALE OF OPERATIONS:

    Effective February 1, 1998, Contico sold certain of the assets, liabilities and operations of the Company to Continental Acquisition Corp., for cash of approximately $91 million plus approximately $2 million, contingently payable in the future based on the Company achieving certain agreed-upon sales levels through 2005. No adjustments have been recorded in the accompanying historical combined financial statements of the Company as a result of this transaction.

CONTINENTAL SPRAYERS AND AFFILIATES

(Amounts in thousands)


9.  SUBSEQUENT EVENT - SALE OF OPERATIONS, CONTINUED:

    In September 1997, at the request of a customer, the Company implemented certain design changes to a trigger sprayer, which changes were approved by the customer. In October 1997, without informing the Company, the customer made changes to the formulation of is product that were incompatible with the revised design of the Company's trigger sprayer, resulting in malfunction of the trigger sprayer when used with that product. Management believes that the trigger sprayer functions in accordance with the customer's design specifications. However, the Company will provide certain allowance to the customer. The Company has estimated and recorded total allowances of $1,210, which are included in accrued liabilities at January 30, 1998.