Form 10-Q
period 1999-03-31
INDESCO INTERNATIONAL INC
filed 1999-05-05
CIK 1061701

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 1999)

                   COMMON STOCK: 200 SHARES, PAR VALUE $0.01
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          INDESCO INTERNATIONAL, INC.

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                     INDEX

                                                                                PAGE
                                                                                ----
PART I. FINANCIAL INFORMATION
ITEM 1.           Condensed Consolidated Balance Sheets of Indesco
                    International, Inc. at March 31, 1999 and December 31,
                    1998 (Unaudited)..........................................    3
                  Condensed Consolidated Statements of Operations of Indesco
                    International, Inc. for the Three Month Periods Ended
                    March 31, 1999 and 1998 (Unaudited).......................    4
                  Condensed Consolidated Statements of Stockholders' Equity
                    (Deficit) of Indesco International, Inc. for the Three
                    Month Periods Ended March 31, 1999 and 1998 (Unaudited)...
                  Condensed Consolidated Statements of Cash Flows of Indesco
                    International, Inc. for the Three Month Periods Ended
                    March 31, 1999 and 1998 (Unaudited).......................    5
                  Notes to Condensed Consolidated Financial Statements
                    (Unaudited)...............................................    6
ITEM 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................   19
PART II. OTHER INFORMATION
ITEM 6.           Exhibits and Reports on Form 8-K............................   22
SIGNATURE ....................................................................   23

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                  MARCH      DECEMBER
                                                                  1999         1998
                                                               -----------   --------
                                                               (UNAUDITED)
Current Assets:
  Cash and Cash Equivalents.................................    $  2,664     $  1,569
  Accounts Receivable, Net..................................      15,491       13,941
  Inventories...............................................      11,209       13,447
  Prepaid Expenses and Other Assets.........................         826          665
                                                                --------     --------
          Total Current Assets..............................      30,190       29,622
Property, Plant and Equipment, Net..........................      65,746       65,885
Excess of Cost Over Fair Value of Net Assets Acquired,
  Net.......................................................      60,782       60,953
Patents and Other Intangibles, Net..........................       7,588        7,738
Deferred Financing Costs....................................       5,989        6,165
Other Assets................................................         988        1,043
                                                                --------     --------
          Total Assets......................................    $171,283     $171,406
                                                                ========     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Current Portion of Long-Term Debt and Capital Lease
     Obligations............................................    $    998     $  1,085
  Credit Facilities.........................................       3,326        3,613
  Accounts and Drafts Payable...............................       6,979        7,602
  Income Taxes Payable......................................          79           36
  Other Accrued Expenses....................................      11,235        7,110
                                                                --------     --------
          Total Current Liabilities.........................      22,617       19,446
Long-Term Debt and Capital Lease Obligations................     161,544      163,416
Deferred Income Taxes.......................................         647          647
                                                                --------     --------
          Total Liabilities.................................     184,808      183,509
Commitments and Contingencies
Stockholders' Equity (Deficit):
  Common Stock, Authorized 3,000 shares of $.01 par Value;
     200 shares Issued and Outstanding......................          --           --
  Additional Paid-in Capital................................       5,062        5,062
  Accumulated Deficit.......................................     (18,626)     (17,233)
  Accumulated Other Comprehensive Income....................          39           68
                                                                --------     --------
          Total Stockholders' Equity (Deficit)..............     (13,525)     (12,103)
                                                                --------     --------
          Total Liabilities and Stockholders' Equity
            (Deficit).......................................    $171,283     $171,406
                                                                ========     ========

           See notes to condensed consolidated financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               1999      1998
                                                              -------   -------
Net Sales...................................................  $27,684   $25,016
Cost of Sales...............................................   20,783    17,925
                                                              -------   -------
  Gross Profit..............................................    6,901     7,091
Operating Expenses:
  Selling, General and Administrative.......................    2,963     2,580
  Research and Development..................................      554       250
  Amortization of Intangibles...............................      684       533
                                                              -------   -------
          Total Operating Expenses..........................    4,201     3,363
                                                              -------   -------
          Income From Operations............................    2,700     3,728
Other (Income) Expense:
  Interest..................................................    4,146     3,375
  Other.....................................................     (103)      (78)
                                                              -------   -------
          Total Other Expense, Net..........................    4,043     3,297
                                                              -------   -------
          Income (Loss) Before Extraordinary Item and
           Provision for Income Taxes.......................   (1,343)      431
Provision for Income Taxes..................................       50       171
                                                              -------   -------
  Income (Loss) Before Extraordinary Item...................   (1,393)      260
Extraordinary Item -- Loss on Early Extinguishment of
  Debt......................................................       --     2,438
                                                              -------   -------
          Net (Loss)........................................  $(1,393)  $(2,178)
                                                              =======   =======

           See notes to condensed consolidated financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               1999       1998
                                                              -------   --------
Cash Flows From Operating Activities:
  Net (Loss)................................................  $(1,393)  $ (2,178)
  Less: Extraordinary Item..................................       --      2,438
                                                              -------   --------
                                                               (1,393)       260
                                                              -------   --------
  Adjustments to Reconcile Net Loss to Net Cash Provided by
     Operating Activities:
     Depreciation...........................................    1,769      1,495
     Amortization...........................................      684        533
     Loss on Disposal of Property, Plant and Equipment......       55         --
     Changes in Operating Assets and Liabilities:
       Accounts Receivable..................................   (1,862)   (10,558)
       Inventories..........................................    1,983        366
       Prepaid Expenses and Other Assets....................       22        399
       Accounts and Drafts Payable..........................     (651)       539
       Income Taxes Payable.................................       43         12
       Other Accrued Expenses...............................    4,517      2,117
                                                              -------   --------
          Total Adjustments.................................    6,560     (5,097)
                                                              -------   --------
          Net Cash Provided (Used) by Operating
           Activities.......................................    5,167     (4,837)
                                                              -------   --------
Cash Flows From Investing Activities:
  Acquisition of CSI, Net of Cash Acquired..................       --    (92,931)
  Expenditures for Property, Plant and Equipment............   (2,663)    (1,028)
  Proceeds From Disposal of Property, Plant and Equipment...       --         14
  Other.....................................................       (7)       (39)
                                                              -------   --------
          Net Cash Used by Investing Activities.............   (2,670)   (93,984)
                                                              -------   --------
Cash Flows From Financing Activities:
  Proceeds From Term Loans..................................       --    135,000
  Repayment of Long-Term Debt...............................     (236)   (40,690)
  Payments of Deferred Financing Costs......................       --     (6,390)
  Net Borrowings Under Revolving Credit Agreements..........   (1,141)    12,545
                                                              -------   --------
          Net Cash Provided (Used) by Financing
           Activities.......................................   (1,377)   100,465
                                                              -------   --------
Effect of Exchange Rate Changes on Cash.....................      (25)       (20)
                                                              -------   --------
          Net Increase in Cash and Cash Equivalents.........    1,095      1,624
Cash and Cash Equivalents at Beginning of Year..............    1,569      1,051
                                                              -------   --------
          Cash and Cash Equivalents at End of Period........  $ 2,664   $  2,675
                                                              =======   ========
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
     Interest...............................................  $   565   $    908
                                                              =======   ========
     Income Taxes...........................................  $     7   $     10
                                                              =======   ========
Non-Cash Investing and Financing Information:
  During the three month period ended March 31, 1998, Parent debt of $3,000 was converted to equity.

                See notes to consolidated financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

(1) ORGANIZATION AND BASIS OF PRESENTATION

     Indesco International, Inc. (the "Company") is a wholly owned subsidiary of Indesco Holdings Co., formerly Afa Holdings Co. ("Parent"). The Company manufactures and sells finger activated liquid dispensing devices ("trigger sprayers") primarily in the United States and the Netherlands. The Parent was formed in July 1997 to acquire, through a wholly-owned subsidiary, the assets and liabilities of AFA Products, Inc. ("AFA"), located in Forest City, North Carolina. Concurrent with this transaction, the stockholder of the Parent and affiliate of another stockholder of the Parent acquired the outstanding capital stock of AFA Polytek B.V. ("Polytek") based in The Netherlands. In addition, effective February 1, 1998, the Company acquired certain assets and liabilities of Continental Sprayers International ("CSI"), a division of Contico International, Inc. for approximately $93 million (see Note 3). Concurrent with the CSI acquisition, Polytek became a wholly-owned subsidiary of the Company.

     The accompanying condensed consolidated balance sheet as of March 31, 1999 includes the accounts of the Company and its subsidiaries (AFA, Polytek and CSI) as compared to the balance sheet as of December 31, 1998.

     The accompanying condensed consolidated statement of operations of the Company for 1998 includes the results of operations of the Company, AFA and Polytek, for the three months ended March 31, 1998 and the results of operations of CSI from its acquisition on February 1, 1998 through March 31, 1998.

     The accompanying condensed consolidated statement of operations for the three months ended March 31, 1999 includes the results of operations of the Company and its subsidiaries (AFA, Polytek and CSI).

     The unaudited condensed consolidated balance sheet as of March 31, 1999 and the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1999, in the opinion of management, have been prepared on the same basis as the related Company's audited financial statements and include all significant adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in the notes to the condensed consolidated financial statements for these periods are also unaudited. Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The condensed consolidated financial statements and notes thereto should be read in conjunction with the related annual audited financial statements and notes thereto. Results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

(2) SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements have been prepared using the accounting policies disclosed in the related annual audited financial statements.

  Foreign Currency Translation

     Assets and liabilities of Polytek are translated at exchange rates in effect at the balance sheet dates ($.5328 and $.4809 per guilder at December 31, 1998 and March 31, 1999, respectively). Items of revenue and expense are translated at average exchange rates during the period ($.5080 and $.4849 per guilder for the three month-periods ended March 31, 1999 and 1998, respectively). Translation adjustments resulting from translating the Polytek financial statements into dollars, are reported in the equity section of the accompanying balance sheet under the caption "Accumulated Other Comprehensive Income."

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

  New Accounting Pronouncement

     On June 1, 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income," which establishes standards for the reporting and display of comprehensive income, its components (revenue, expenses, gains and losses) and accumulated balances in a full set of general purpose financial statements. Comprehensive loss for the Company includes net income (loss) and the effects of translation which are charged or credited to the cumulative translation adjustments account within stockholders' equity. SFAS No. 130 was adopted on January 1, 1998. The comprehensive loss for the three months ended March 31, 1998 and 1999 was $2,195 and $1,422, respectively.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report information about segments. This statement is effective for 1998 and is included in Note 13.

(3) ACQUISITIONS OF CONTINENTAL SPRAYERS INTERNATIONAL

     Effective February 1, 1998, the Company acquired CSI for $92,947 in cash, paid outstanding debt of AFA of $39,567 and paid fees of $5,721. Such amounts were paid through the issuance of term loans of $135,000 and borrowings under a revolving credit facility.

     The CSI acquisition was accounted for using the purchase method of accounting. The Company increased the value of the inventory $850 in accordance with Accounting Principles Board Opinion No. 16 and has recorded fixed assets and identifiable intangibles at their appraised fair market value. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $55 million is being amortized over 30 years. Unaudited proforma results of operations of the Company before extraordinary items for the three months ended March 31, 1998, as if the transaction had occurred on January 1, 1998, are as follows:

Net Sales.................................................   $29,862
                                                             =======
Net Income Before Extraordinary Item......................   $   583
                                                             =======

(4) INVENTORIES

     The components of inventories as of December 31, 1998 and March 31, 1999 are summarized as follows:

                                                              DECEMBER 31   MARCH 31
                                                                 1998         1999
                                                              -----------   --------
Raw Material................................................    $ 3,418     $ 2,963
Work-in-Process.............................................      5,015       4,749
Finished Goods..............................................      5,014       3,497
                                                                -------     -------
                                                                $13,447     $11,209
                                                                =======     =======

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

(5) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, summarized by major classification and estimated useful lives for depreciation purposes, is as follows:

                                                        USEFUL       DECEMBER 31   MARCH 31
                                                     LIVES (YEARS)      1998         1999
                                                     -------------   -----------   --------
Land...............................................                    $ 2,499     $  2,421
Buildings..........................................    30-40            14,311       14,001
Machinery and Equipment............................     5-7             42,971       42,837
Furniture and Fixtures.............................     5-7              3,056        2,953
Vehicles...........................................      5                  23           23
Construction in Progress...........................     --              11,754       13,807
                                                                       -------     --------
                                                                        74,614       74,042
Less: Accumulated Depreciation and Amortization....                     (8,729)     (10,296)
                                                                       -------     --------
  Property, Plant and Equipment, Net...............                    $65,885     $ 65,746
                                                                       =======     ========

     Construction in progress primarily consists of additions and improvements to buildings, molds and machinery. Property, plant and equipment includes approximately $2,269 for assets recorded under capital leases.

(6) DEBT

     Debt consists of the following:

                                                              DECEMBER 31   MARCH 31
                                                                 1998         1999
                                                              -----------   --------
Working Capital line of credit, Dutch Guilder ("NLG")
  denominated bearing interest at 4.75 percent(a)...........   $  3,613     $  3,326
                                                               ========     ========
Long-Term Debt and Capital Lease Obligations
  Revolving credit facility, dollar denominated bearing
     interest at 7.10 percent(b)............................   $ 12,058     $ 10,938
  Senior subordinated notes, dollar denominated bearing
     interest at 9.75 percent(c)............................    145,000      145,000
  ABN/AMRO loan, NLG denominated, bearing interest at 6.10
     percent(d).............................................      3,930        3,498
  Senior mortgage note, NLG denominated, payable in
     quarterly principal installments (NLG 175,000 or US
     $95,000 per annum), bearing interest at 5.50
     percent(e).............................................      1,212        1,030
  Capital lease obligations, NGL denominated, bearing
     interest at rates ranging from 7.10 percent to 7.75
     percent................................................      2,301        2,076
                                                               --------     --------
                                                                164,501      162,542
  Less: Current Portion.....................................      1,085          998
                                                               --------     --------
          Total Long-Term Debt and Capital Lease
            Obligations.....................................   $163,416     $161,544
                                                               ========     ========

  Working Capital Borrowings

     (a) Netherlands

     Borrowings under the guilder denominated line of credit have a maximum limit of NLG 11,000 ($5,861 and $5,394 at December 31, 1998 and March 31, 1999,
respectively). Interest payments on the NLG

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES denominated line of credit are due quarterly, or with respect to interest due on short-term loans borrowed under the line of credit, at the end of the short-term loan period. Borrowings under the NLG line of credit are collateralized by a lien on certain real property of Polytek. This line of credit contains certain covenants, the most significant of which relates to minimum net worth requirements.

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

  New Credit Facility

     General -- As of September 29, 1998, the Company, AFA and CSI entered into a new credit facility (the "New Credit Facility") with First Union National Bank ("First Union"). As amended, The New Credit Facility replaced the Revolving Credit Facility with NationsCredit Commercial Corporation ("NationsCredit"), provides for up to $30 million of borrowings from time to time for a term of five years and includes a subfacility for the issuance of letters of credit up to a maximum aggregate amount at any one time outstanding not to exceed $2 million. The Company's initial borrowing under the New Credit Facility, on October 1, 1998, was approximately $4.9 million, the proceeds of which were used to repay all outstanding indebtedness (together with certain fees and expenses) of the company under its Revolving Credit Facility with NationsCredit.

     Collateral -- Indebtedness under the New Credit Facility is collateralized by a first priority collateral interest in all accounts receivable, inventory, machinery and equipment (including molds) of the Company and each of its domestic subsidiaries. In addition, the Company and each of its domestic subsidiaries has granted a negative pledge with respect to certain other assets, including real property, general intangibles and intellectual property (including patents).

     Interest -- Indebtedness under the New Credit Facility bears interest at a floating rate based (at the Company's option) upon (i) LIBOR (for either one, two, three or six months), plus an Applicable Margin ranging from 1.25 percent to 2.25 percent (currently 2.25%) or (ii) the Base Rate (the greater of the Prime Rate announced by First Union or the Federal Funds Rate plus 0.50 percent) plus an Applicable Margin ranging from 0.00 percent to 1.00 percent (currently 1%).

     Borrowing Base -- The availability of borrowings under the New Credit Facility is subject to a Borrowing Base equal to the sum of (i) 85 percent of eligible accounts receivable, (ii) 60 percent of eligible inventory, (iii) 75 percent of the orderly liquidation value of selected eligible machinery and equipment, (iv) 80 percent of the cost of certain new machinery and equipment and (v) 60 percent of the cost of the conversion of certain existing machinery and equipment. The lender has the right to set reserves which can limit the amount of borrowing base availability.

     Covenants -- The New Credit Facility requires the Company (on a consolidated basis, including all domestic subsidiaries and Polytek) to meet certain financial tests at the end of each fiscal quarter, including a Funded Indebtedness to EBITDA Ratio and a Fixed Charge Coverage Ratio. The New Credit Facility also contains covenants that include, without limitation: (i) required delivery of financial statements, other reports and borrowings base certificates; (ii) limitations on liens; (iii) limitations on mergers, consolidations and sales of assets; (iv) limitations on incurrence of debt; (v) limitations on permitted capital expenditures;

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

(vi) limitations on restricted payments; (vii) limitations on investments and acquisitions; (viii) limitations on transactions with affiliates; and (ix) limitations on changes in the Company's line of business.

     On March 24, 1999, the Company amended its New Credit Facility. The amendment (i) waives compliance with the Funded Indebtedness to EBITDA ratio through the end of 1999, (ii) requires the Company to maintain EBITDA of at least $3,000 for each of the fiscal quarters ending on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, (iii) reduces the Capital Expenditure Limit (as defined in the New Credit Facility) for the period commencing on September 29, 1998 through December 31, 1999 (iv) increases the Applicable Margin on Eurodollar loans to 2.25% (from 1.75%) and on Base Rate loans to 1.00% (from 0.50%) and (v) provides that prior to May 14, 1999, the Company and First Union will negotiate additional financial covenants and new financial covenant levels for the fiscal quarters ending on June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000.

     (c) Senior Subordinated Notes

     On April 23, 1998, the Company issued $145,000 of 9.75 percent Senior Subordinated Notes due April 15, 2008 (the "Old Notes") which have since been exchanged for New Notes, as defined below. The net proceeds were used by the Company to refinance U.S. indebtedness, including borrowings incurred in connection with the acquisition in February 1998 of substantially all of the assets of CSI, as previously mentioned in Notes (1) and (3). Interest on the Old Notes was payable semi-annually on April 15 and October 15, commencing October 15, 1998.

     The Old Notes were redeemable at the option of the Company, in whole or in part, on or after April 15, 2003, at certain specified redemption prices, plus accrued and unpaid interest thereon through the redemption date. In addition, at any time on or before April 15, 2001, the Company was entitled to redeem up to 35 percent of the initial aggregate principal amount of the Old Notes with the net proceeds of one or more equity offerings at a redemption price equal to
109.75 percent of the principal amount thereof, plus accrued and unpaid interest, if any, through the date of redemption; provided that at least 65 percent of the initial aggregate principal amount of the Old Notes remained outstanding. The terms of the Old Notes required the Company to make an offer to purchase all outstanding Old Notes at 101 percent of the principal amount thereof, plus accrued and unpaid interest to the date of purchase, upon a change of control of the Company.

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

     On August 17, 1998, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 with respect to its 9.75 percent Senior Subordinated Notes due April 15, 2008 ("New Notes") which were fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis, by the Subsidiary Guarantors, (see Note 13). On September 16, 1998, the Company concluded its exchange offer and the New Notes were exchanged for $145,000 aggregate principal amount of the Old Notes. The New Notes are subordinated in right of payment to all existing and future Senior Indebtedness, including indebtedness under the New Credit Facility and, except for certain transfer restrictions and registration rights relating to the Old Notes, are identical in all material respects to the Old Notes.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

     (d) ABN/AMRO Loan

     Polytek has a credit facility with the ABN-AMRO Bank, The Netherlands. This credit facility includes a loan of up to NLG 8,500 ($4,168), requiring quarterly payments of $115 through 2007. This Note is collateralized by a lien on certain real property of Polytek. This Note contains certain covenants, the most significant of which relate to minimum net worth requirements.

     (e) Senior Mortgage Note

     In connection with the construction of a manufacturing facility, Polytek obtained a NLG 3,500 ($1,716) mortgage from ABN-AMRO Bank, The Netherlands. Borrowings under this Mortgage Agreement are collateralized by a lien on certain real property of Polytek.

(7) EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

     In conjunction with the acquisition of CSI, the Company repaid outstanding debt of approximately $40,000 in February 1998 (see Notes 1 and 3). As a result, the Company expensed $1,487 of deferred financing costs and $951 of prepayment penalties as an extraordinary loss.

(8) INCOME TAXES

     The loss before provision for income taxes consisted of:

                                                              MARCH 31   MARCH 31
                                                                1998       1999
                                                              --------   --------
United States...............................................  $(2,415)   $  (480)
Foreign.....................................................      408       (863)
                                                              -------    -------
          Total Pre-Tax Loss................................  $(2,007)   $(1,343)
                                                              =======    =======

     The condensed consolidated statements of operations includes income taxes on foreign subsidiary income and minimum state taxes. The Company has recorded a full valuation allowance related to the potential tax benefit of the net operating loss carryforward and other deferred tax assets.

     The Company paid income taxes of $10 and $7 for the periods ended March 31, 1998 and 1999, respectively. The Company has U.S. net operating loss carryforwards of approximately $14 million, expiring in years 2012 through 2013. The net deferred tax liability of $647 relates to foreign taxes.

     The Company has established valuation allowances in accordance with the provision of FASB Statement No. 109, "Accounting for Income Taxes." The Company will review the adequacy of the valuation allowance in the future years and recognize only those benefits as the reassessment indicates that it is more likely than not that the benefits will be realized.

(9) CONTINGENCIES

  Litigation

     There are pending claims and litigations against the Company arising in the ordinary course of business. Management believes, on the basis of its understanding and advise of counsel, that these actions will not result in payment of amounts, if any, which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

(10) RELATED PARTY TRANSACTIONS

  Management Fees

     Effective February 4, 1998, the Company entered into a management agreement with an affiliate of one of the shareholders of the Parent that provides for annual payments of $300 and expires on July 29, 2008, subject to renewal for successive five-year periods.

     For the three months ended March 31, 1998 and 1999, the Company incurred approximately $75 of management fees and certain expenses. As of December 31, 1998, all fees and expenses had been paid. At March 31, 1999, the balance of unpaid fees, which has been included in accounts payable in the accompanying balance sheet were approximately $50.

  Transactions with Affiliates

     The Company has a 41 percent ownership in an affiliate, which is accounted for using the equity method. Earnings of the affiliate are not material to the operations of the Company. During the periods ended March 31, 1998 and 1999, the Company purchased molds from the affiliate for approximately $283 and $239, respectively. During the periods ended March 31, 1998 and 1999, the affiliate provided certain repairs and maintenance at a cost to the Company of approximately $30 and $40, respectively.

     Included in accounts payable in the accompanying balance sheets at December 31, 1998 and March 31, 1999, are approximately $55 and $60, respectively, relating to these assets and services provided by the affiliate.

  Professional Services

     The law firm of Gratch, Jacobs & Brozman, P.C., of which one of the Parent's shareholders is a senior member, provides legal services on an ongoing basis to the Company and its subsidiaries. For the three months ended March 31, 1998 and 1999, the Company incurred fees of approximately $340 and $130, respectively, to Gratch, Jacobs & Brozman, P.C.

(11) EMPLOYEE BENEFIT PLANS

  401(k) Plans

     The Company offers an employee savings plan (the "Plan") under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all U.S. full-time employees and the Company matches 25 percent of each employee's contribution up to a maxium of 6 percent of the employees's annual compensation.

  Retirement Plan

     Polytek has various pension plans covering substantially all employees. Polytek funds all costs through insurance contracts which provide for retiree benefits under the terms of the plan; there were no unfunded or overfunded benefit obligations.

(12) PLANT CLOSEDOWN COST

     During 1998, the Company continued its rationalization of certain manufacturing operations to more efficiently utilize its production capacity. In the fourth quarter of 1998, the Company finalized and approved a plan to closedown its El Paso, Texas and Juarez, Mexico manufacturing facilities. The estimated cost of this plan is approximately $5,344 which was reflected in operating expenses during the year ended December 31, 1998. The estimated cost consisted of employee separation costs of $1,100, asset impairments of $3,978 and

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES other exit costs of $266. As of March 31, 1999, approximately $814 of the accrued employee separation and other exit costs is included in other accrued expenses on the accompanying balance sheet.

(13) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The New Notes (described in Note 6) are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis, by the Subsidiary Guarantors. Polytek is a non-guarantor subsidiary.

     The following condensed consolidating financial statements include the accounts of the Company, the Subsidiary Guarantors, and the non-guarantor subsidiaries.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                NON-GUARANTOR
                                                      GUARANTOR SUBSIDIARIES     SUBSIDIARY
                                                      -----------------------   -------------
                                      INDESCO            AFA
                                INTERNATIONAL, INC.    PRODUCTS       CSI          POLYTEK      ELIMINATION   CONSOLIDATED
                                -------------------   ----------   ----------   -------------   -----------   ------------
Current Assets:
  Cash and Cash Equivalents...       $    461           $   450     $  1,147       $   606                      $  2,664
  Accounts Receivable, Net....         10,816            12,427       13,721         4,031       $ (25,503)       15,491
  Inventories.................             --             4,907        3,648         2,654                        11,209
  Prepaid Expenses and Other
     Assets...................            231                --           25           570                           826
                                     --------           -------     --------       -------       ---------      --------
          Total Current
            Assets............         11,507            17,784       18,541         7,861         (25,503)       30,190
Property, Plant and Equipment,
  Net.........................             74            17,418       37,031        11,223                        65,746
Excess Cost Over Fair Value of
  Net Assets Acquired, Net....             --            11,905       52,972        (4,095)                       60,782
Patents and Other Intangibles,
  Net.........................             --             4,142        3,446            --                         7,588
Deferred Financing Costs......          5,989                --           --            --                         5,989
Investment in Subsidiaries....         19,906                --           --           626         (19,906)          626
Other Assets..................        129,035               878        8,110            --        (137,661)          362
                                     --------           -------     --------       -------       ---------      --------
          Total Assets........       $166,511           $52,127     $120,100       $15,615       $(183,070)     $171,283
                                     ========           =======     ========       =======       =========      ========

                                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Current Portion of L.T. Debt
     and Cap. Lease
     Obligations..............       $     --           $    --     $     --       $   998                      $    998
  Credit Facilities...........             --                --           --         3,326                         3,326
  Accounts and Drafts
     Payable..................            571             1,833        2,582         3,320       $  (1,327)        6,979
  Income Taxes Payable........             --                 2           77            --                            79
  Other Accrued Expenses......         29,772               911       12,391         1,610         (33,449)       11,235
                                     --------           -------     --------       -------       ---------      --------
          Total Current
            Liabilities.......         30,343             2,746       15,050         9,254         (34,776)       22,617
Advances from Parent..........             --            39,530       89,505            --        (129,035)           --
Long-Term Debt & Capitalized
  Lease Obligations...........        155,938                --           --         5,606                       161,544
Deferred Income Taxes.........             --               811        7,815           647          (8,626)          647
                                     --------           -------     --------       -------       ---------      --------
          Total Liabilities...        186,281            43,087      112,370        15,507        (172,437)      184,808
Stockholders' Deficit:
  Common Stock................         (2,500)            3,000           --           242            (742)           --
  Additional Paid-In
     Capital..................             --             5,521       15,795           510         (16,764)        5,062
  Accumulated Deficit.........        (17,270)              519       (8,065)         (683)          6,873       (18,626)
  Accumulated Other
     Comprehensive Income.....             --                --           --            39                            39
                                     --------           -------     --------       -------       ---------      --------
          Total Stockholders'
            Deficit...........        (19,770)            9,040        7,730          (108)        (10,633)      (13,525)
                                     --------           -------     --------       -------       ---------      --------
          Total Liabilities
            and Stockholders'
            Deficit...........       $166,511           $52,127     $120,100       $15,615       $(183,070)     $171,283
                                     ========           =======     ========       =======       =========      ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               NON-
                                                           GUARANTOR        GUARANTOR
                                                          SUBSIDIARIES      SUBSIDIARY
                                                       ------------------   ----------
                                       INDESCO           AFA        CSI
                                 INTERNATIONAL, INC.   PRODUCTS    U.S.      POLYTEK     ELIMINATIONS   CONSOLIDATED
                                 -------------------   --------   -------   ----------   ------------   ------------
Net Sales......................        $    --          $8,920    $12,522     $6,288       $   (46)       $27,684
Cost of Sales..................            (25)          6,188      9,273      5,393           (46)        20,783
                                       -------          ------    -------     ------       -------        -------
  Gross Profit.................             25           2,732      3,249        895            --          6,901
Operating Expenses.............            810             484      1,819      1,088                        4,201
                                       -------          ------    -------     ------       -------        -------
  Income from Operations.......           (785)          2,248      1,430       (193)           --          2,700
Other (Income) Expense
  Interest.....................          3,981           1,007      2,238        166        (3,245)         4,146
  Other........................         (3,246)           (103)        --          1         3,245           (103)
  Equity in Income of
     Consolidated
     Subsidiaries..............           (128)             --         --         --           128             --
                                       -------          ------    -------     ------       -------        -------
          Total Other Expense,
            Net................            607             904      2,238       (359)          128          4,043
  Income (Loss) Before
     Provision for Income
     Taxes.....................         (1,392)          1,344       (808)      (863)         (128)        (1,343)
Provision for Income Taxes.....              1              16         33         --            --             50
                                       -------          ------    -------     ------       -------        -------
          Net Income (Loss)....        $(1,393)         $1,328    $  (841)    $ (359)      $  (128)       $(1,393)
                                       =======          ======    =======     ======       =======        =======

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           NON-
                                                                                        GUARANTOR
                                                               GUARANTOR SUBSIDIARIES   SUBSIDIARY
                                                               ----------------------   ----------
                                               INDESCO            AFA          CSI
                                         INTERNATIONAL, INC.    PRODUCTS      U.S.       POLYTEK     ELIMINATIONS   CONSOLIDATED
                                         -------------------   ----------   ---------   ----------   ------------   ------------
Cash Flows From Operating Activities:
  Net Income (Loss)....................        $(1,393)          $ 1,328     $  (841)      $ (359)     $  (128)       $(1,393)
  Adjustments to Reconcile Net Income
    (Loss) Provided (Used) by Operating
    Activities:
    Depreciation.......................             --               610         734          425                       1,769
    Amortization.......................             --               184         538          (38)                        684
    Loss on disposal of property plant
       and equipment...................             --                55          --           --                          55
    Equity in (Earnings) Loss of
       Subsidiaries and Affiliate......           (128)               --          --           --          128             --
Changes in Operating Assets and
  Liabilities:
  Accounts Receivable..................         (2,013)           (2,017)      1,108         (618)       1,678         (1,862)
  Inventories..........................             --               892         456          635                       1,983
  Prepaid Expenses and Other Assets....             12                 1          13           (4)                         22
  Accounts and Drafts Payable..........            586              (210)        633          849       (2,509)          (651)
  Income Taxes Payable.................             (1)              (33)         77           --                          43
  Other Accrued Expenses...............          3,631                64        (109)         100          831          4,517
                                               -------           -------     -------       ------      -------        -------
         Net Cash Provided by Operating
           Activities..................            694               874       2,609          990           --          5,167
Cash Flows From Investing Activities:
  Expenditures for Property, Plant and
    Equipment..........................            (74)             (531)     (1,819)        (239)                     (2,663)
  Proceeds from Disposal of Property,
    Plant and Equipment................             --                --          --           --                          --
  Other................................             --                --          (7)          --                          (7)
                                               -------           -------     -------       ------      -------        -------
         Net Cash Used by Investing
           Activities..................            (74)             (531)     (1,827)        (239)                     (2,670)
Cash Flows From Financing Activities:
  Repayment of Long-Term Debt..........             --                --          --         (236)                       (236)
  Net (Repayment) Borrowings Under
    Revolving Credit Agreements........         (1,120)               --          --          (21)                     (1,141)
  Advances from Parent.................            893              (893)         --           --                          --
                                               -------           -------     -------       ------      -------        -------
         Net Cash Used by Financing
           Activities..................           (227)             (893)         --         (257)                     (1,377)
                                               -------           -------     -------       ------      -------        -------
Effect of Exchange Rate Change on
  Cash.................................             --                --          --          (25)                        (25)
         Net Increase (Decrease) in
           Cash and Cash Equivalents...            393              (550)        783          469                       1,095
Cash and Cash Equivalents at Beginning
  of Year..............................             68             1,000         365          136                       1,569
                                               -------           -------     -------       ------      -------        -------
         Cash and Cash Equivalents at
           End of Period...............        $   461           $   450     $ 1,148       $  605      $              $ 2,664
                                               =======           =======     =======       ======      =======        =======

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                          GUARANTOR        NON-GUARANTOR
                                                         SUBSIDIARIES       SUBSIDIARY
                                                      ------------------   -------------
                                      INDESCO           Afa        CSI
                                INTERNATIONAL, INC.   PRODUCTS    U.S.        POLYTEK      ELIMINATIONS   CONSOLIDATED
                                -------------------   --------   -------   -------------   ------------   ------------
Net Sales.....................        $    --         $ 8,583    $10,427      $6,034         $   (28)       $25,016
Cost of Sales.................             --           5,839      7,518       4,590             (22)        17,925
                                      -------         -------    -------      ------         -------        -------
  Gross Profit................             --           2,744      2,909       1,444              (6)         7,091
Operating Expenses............            470             564      1,344         985                          3,363
                                      -------         -------    -------      ------         -------        -------
  Income from Operations......           (470)          2,180      1,565         459              (6)         3,728
Other (Income) Expense
  Interest....................          2,790           1,094      1,573         116          (2,198)         3,375
  Other.......................         (2,198)           (127)         5          44           2,198            (78)
  Equity in Income of
     Consolidated
     Subsidiaries.............            873              --         --          --            (873)            --
                                      -------         -------    -------      ------         -------        -------
          Total Other Expense,
            Net...............          1,465             967      1,578         160            (873)         3,297
  Income (Loss) Before
     Extraordinary Item and
     Provision for Income
     Taxes....................         (1,935)          1,213        (13)        299             867            431
Provision for Income Taxes....             --              --         58         113              --            171
                                      -------         -------    -------      ------         -------        -------
  Income (Loss) Before
     Extraordinary Item.......         (1,935)          1,213        (71)        186             867            260
                                      -------         -------    -------      ------         -------        -------
Extraordinary Item -- Loss on
  Early Extinguishment of
  Debt........................             --          (2,438)        --          --              --         (2,438)
                                      -------         -------    -------      ------         -------        -------
          Net Income (Loss)...        $(1,935)        $(1,225)   $   (71)     $  186         $   867        $(2,178)
                                      =======         =======    =======      ======         =======        =======

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE THREE MONTHS MARCH 31, 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          NON-
                                                                                       GUARANTOR
                                                              GUARANTOR SUBSIDIARIES   SUBSIDIARY
                                                              ----------------------   ----------
                                              INDESCO            Afa          CSI
                                        INTERNATIONAL, INC.    PRODUCTS      U.S.       POLYTEK     ELIMINATIONS   CONSOLIDATED
                                        -------------------   ----------   ---------   ----------   ------------   ------------
Cash Flows From Operating Activities:
  Net Income (Loss)...................       $ (1,935)         $ (1,225)    $   (71)      $  186      $   867        $ (2,178)
    Less: Extraordinary Item..........             --             2,438          --           --                        2,438
                                             --------          --------     -------       ------      -------        --------
                                               (1,935)            1,213         (71)         186          867             260
  Adjustments to Reconcile Net Income
    (Loss) Provided (Used) by
    Operating Activities:
    Depreciation......................             --               592         541          362                        1,495
    Amortization......................             --               187         384          (38)                         533
    Equity in (Earnings) Loss of
       Subsidiaries and Affiliate.....            873                --          --           --         (873)             --
Changes in Operating Assets and
  Liabilities:
  Accounts Receivable.................         (2,198)              (24)     (8,270)      (2,295)       2,229         (10,558)
  Inventories.........................             --               263          (6)         152          (43)            366
  Prepaid Expenses and Other Assets...           (122)              116         130          335          (60)            399
  Accounts and Drafts Payable.........            196               714       1,513          392       (2,276)            539
  Income Taxes Payable................             --                --          52          (40)                          12
  Other Accrued Expenses..............            503              (201)      1,741          (82)         156           2,117
                                             --------          --------     -------       ------      -------        --------
         Net Cash Provided (Used) by
           Operating Activities.......         (2,683)            2,860      (3,986)      (1,028)          --          (4,837)
Cash Flows From Investing Activities:
  Acquisition of CSI..................        (92,931)               --          --           --                      (92,931)
  Expenditures for Property, Plant and
    Equipment.........................             --               (72)       (918)         (38)                      (1,028)
  Proceeds from Disposal of Property,
    Plant and Equip...................             --                --          14           --                           14
  Other...............................             --                --         (39)          --                          (39)
                                             --------          --------     -------       ------      -------        --------
         Net Cash Used by Investing
           Activities.................        (92,931)              (72)       (943)         (38)                     (93,984)
Cash Flows From Financing Activities:
  Proceeds from Term Loans............        135,000                --          --           --                      135,000
  Repayment of Long-Term Debt.........             --           (40,542)         --         (148)                     (40,690)
  Payments of Deferred Financing
    Costs.............................         (5,439)             (951)         --           --                       (6,390)
  Net Borrowings Under Revolving
    Credit Agreement..................         11,818                --          --          727                       12,545
  Advances from Parent................        (45,372)           39,371       6,001           --                           --
                                             --------          --------     -------       ------      -------        --------
         Net Cash Provided (Used) by
           Financing Activities.......         96,007            (2,122)      6,001          579                      100,465
                                             --------          --------     -------       ------      -------        --------
Effect of Exchange Rate Change on
  Cash................................             --                --          --          (20)                         (20)
         Net Increase (Decrease) in
           Cash and Cash
           Equivalents................            393               666       1,072         (507)                       1,624
Cash and Cash Equivalents at Beginning
  of Year.............................             --               142          --          909           --           1,051
                                             --------          --------     -------       ------      -------        --------
         Cash and Cash Equivalents at
           End of Period..............       $    393          $    808     $ 1,072       $  402      $    --        $  2,675
                                             ========          ========     =======       ======      =======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The accompanying condensed consolidated statements of operations of the Company include (i) the results of operations of the Company, AFA, Polytek and CSI for the three months ended March 31, 1999 (the "First Quarter 1999") and
(ii) the results of operations of the Company, AFA and Polytek for the three months ended March 31, 1998, and of CSI for the two-month period beginning February 1, 1998, the date of its acquisition by the Company (the "First Quarter 1998"). See Note 2 to the Company's condensed consolidated financial statements for description of exchange rates used in the translation of Polytek's operating results. All dollar amounts are presented in thousands.

FIRST QUARTER ENDED MARCH 31, 1999

     The condensed consolidated operating results of the Company for the First Quarter 1999 and the First Quarter 1998 are presented below and are expressed as a percentage of sales for review purposes.

                                                            THREE MONTHS     THREE MONTHS
                                                               ENDED            ENDED
                                                           MARCH 31, 1999   MARCH 31, 1998
                                                           --------------   --------------
                                                            (UNAUDITED)      (UNAUDITED)
                                                                 %                %
Net Sales................................................      100.0            100.0
Cost of Sales............................................       75.1             71.7
                                                               -----            -----
  Gross Profit...........................................       24.9             28.3
Operating Expenses.......................................       15.2             12.9
                                                               -----            -----
  Operating Income.......................................        9.7             15.4
Interest and Other Expense, Net..........................       14.6             13.7
                                                               -----            -----
Income (Loss) Before Extraordinary Item And Provision for
  Income Taxes...........................................       (4.9)             1.8
Provision for Income Taxes...............................        0.2              0.1
                                                               -----            -----
Income (Loss) Before Extraordinary Item..................       (5.1)             1.7
Extraordinary Item -- Loss on Early Extinguishment of
  Debt...................................................         --             (9.7)
                                                               -----            -----
          Net (Loss).....................................       (5.1)            (8.7)
                                                               =====            =====

     Net Sales for the First Quarter 1999 were $27,684, an increase of $2,668, or 11%, over net sales of $25,016 in the First Quarter 1998. The increase is due to the inclusion of three months of CSI net sales in First Quarter 1999 as compared to two months in First Quarter 1998. On a proforma basis (i.e., assuming that the acquisition of CSI had been completed as of January 1, 1998), net sales would have decreased approximately $2,200, or 7%, from First Quarter 1998 to First Quarter 1999. The decrease in proforma net sales is attributable primarily to (i) lower trigger sprayer sales in Europe, (ii) the impact of the loss in the second quarter of 1998 of a significant CSI customer, sales to whom are included in First Quarter 1998 but were not replaced in their entirety in First Quarter 1999, and (iii) reduced purchases by a large custom molding customer of Polytek due to decreased demand for its products in the Russian market.

     Cost of sales for the First Quarter 1999 were $20,783 (75% of sales) as compared to $17,925 (72% of sales) for the First Quarter 1998. During late 1998 and First Quarter 1999, the Company consolidated CSI's UK assembly facility into the Company's Polytek manufacturing facility to begin the manufacture and assembly of trigger sprayers in the Netherlands for CSI's European customer base. As a part of this program, new molding machines were acquired, training programs for personnel were implemented and additional manufacturing personnel were hired. Sales to CSI's European customer base during First Quarter 1999 were not as anticipated, due in part to unanticipated delays in customer qualification of new molds, resulting in higher unabsorbed manufacturing overhead as compared to First Quarter 1998. Higher costs of sales, on a percentage basis, also resulted from reduced manufacturing efficiencies related to the loss of the high volume, consistent production for the significant customer discussed above. Lastly, depreciation expense was higher in the First Quarter 1999 as compared to First Quarter 1998 due to a higher level of depreciable manufacturing equipment in place during First Quarter 1999 as compared to First Quarter 1998.

     Operating expenses for the First Quarter 1999 were $4,201, an increase of $838, or 25%, over operating expenses of $3,363 for the First Quarter 1998. The increase was principally related to the inclusion in First Quarter 1999 of three months of CSI Selling, General and Administrative expenses and Research and Development expenses, and higher amortization of intangibles in First Quarter 1999 as well.

     Interest expense for the First Quarter 1999 was $4,146, an increase of $771 over interest expense of $3,375 for the First Quarter 1998. The increase was due to the higher level of long term debt outstanding in First Quarter 1999.

     No U.S. tax liability has been incurred for First Quarter 1999. Provision for taxes that have been recorded in the First Quarter 1999 relates to state minimum taxes. The Company has recorded a full valuation allowance in connection with its consolidated net operating loss.

     In the First Quarter 1998, the Company recorded an Extraordinary Loss on the Early Extinguishment of Debt in the amount of $2,438, comprised of deferred financing costs and prepayment penalties resulting from early termination of various loans.

LIQUIDITY AND CAPITAL RESOURCES

     For the First Quarter 1999, net cash provided by operating activities of $5,167 resulted from the $1,393 net loss, offset by $2,508 of non-cash items added back to net loss (i.e., depreciation and amortization), and $4,052 net increase in working capital. Net cash used in investing activities included capital expenditures of $2,663, which was principally for molding and assembly equipment. Net cash used in financing activities included the repayment of $1,141 in loans from banks in the First Quarter 1999. At March 31, 1999, the Company had available excess borrowing capacity of approximately $19,000 and $3,600 (NLG 7,500), respectively, under its credit facilities with First Union and ABN-AMRO Bank. (See Note 6 to the Company's condensed consolidated financial statements for description of existing indebtedness.)

     The Company uses EBITDA (defined as income before interest, income taxes, depreciation, amortization, one-time charges and extraordinary items) to measure its operating performance and ability to incur and service its debt. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. EBITDA does not include commitments by the Company for capital expenditures and payment of debt and, therefore, should not be deemed to represent funds available to the Company. EBITDA for the First Quarter 1999 was $5,256 as compared to $6,684 for the First Quarter 1998 (i.e., the results of operations of the Company, AFA and Polytek for three months and CSI for two months). The decrease in EBITDA is due to the factors resulting in higher costs of sales and operating expenses discussed above.

     As previously reported, on March 24, 1999, the Company amended its credit facility with First Union National Bank. The amendment (i) waives compliance with the Funded Indebtedness to EBITDA ratio through the end of 1999, (ii) requires the Company to maintain EBITDA of at least $3,000 for each of the fiscal quarters ending on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, (iii) reduces the Capital Expenditure Limit (as defined in the New Credit Facility) for the period commencing on September 29, 1998 through December 31, 1999 (iv) increases the Applicable Margin on Eurodollar loans to 2.25% (from 1.75%) and on Base Rate loans to 1.00% (from 0.50%) and (v) provides that prior to May 14, 1999, the Company and First Union will negotiate additional financial covenants and new financial covenant levels for the fiscal quarters ending on June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000. With respect to (v), the Company and the Bank are currently in discussions.

     Management believes that net cash generated by operations, together with amounts available under the credit facilities with First Union and ABN-AMRO Bank, will be adequate to fund the payment of interest and principal on the Company's outstanding indebtedness as well as its capital expenditure plans and working capital requirements.

     Management believes that inflation did not have a significant impact on operations.

YEAR 2000 COMPLIANCE

     As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the Year 2000. As a result, business and governmental entities are potentially at risk for possible miscalculations or systems failures causing disruptions in their business operations. This state of affairs is commonly referred to as the "Year 2000 Compliance" ("Y2K") issue. Generally speaking, this issue can be a factor at any point in a business entity's supply, manufacturing or financial chains.

     The Company has advanced the implementation, commenced in 1998, of new software for its core systems at each of the Company's operating sites. ("Core systems" refers to business processes in the areas of manufacturing, materials management, distribution, sales and accounting.) The system conversion will strengthen the Company's ability to standardize and integrate its communications, reporting and data management functions. The new software was certified as being Year 2000 Compliant prior to being purchased in early 1998. The Company is on track with its plans to implement the new software in each of its operating sites. Where practical, certain portions of the Company's existing software will be used to supplement the new software, and in such cases, the Company is currently completing the necessary upgrades of the existing software to ensure Y2K Compliance. The implementation should be substantially completed by the end of the third quarter 1999. With respect to PLC units for its assembly machines and injection molding equipment in which a microprocessor is used, the Company has substantially completed its communications with suppliers, and no potential Y2K concerns have been identified.

     The Company has therefore substantially completed its Y2K Compliance review without any significant issues identified or expenses incurred. Management presently believes that the overall cost to achieve Y2K Compliance will not be material to the Company.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The information provided in this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to the Company's management.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-Q.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1(a)        -- Certificate of Incorporation of Indesco International,
                            Inc., as amended.*
             (b)         -- Certificate of Incorporation of Continental Sprayers
                            International, Inc., as amended.*
             (c)         -- Certificate of Incorporation of AFA Products, Inc., as
                            amended.*
           3.2(a)        -- By-laws of Indesco International, Inc.*
             (b)         -- By-laws of Continental Sprayers International, Inc.*
             (c)         -- By-laws of AFA Products, Inc.*
           4.1           -- Indenture, dated as of April 23, 1998, between Indesco
                            International, Inc., AFA Products, Inc. and Continental
                            Sprayers International, Inc., as subsidiary guarantors,
                            and Norwest Bank Minnesota, National Association, as
                            trustee.*
           4.2           -- Form of Notes.*
           4.3           -- Form of Subsidiary Guarantees.*
           4.4           -- Registration Rights Agreement, dated as of April 23,
                            1998, between Indesco International, Inc., AFA Products,
                            Inc. and Continental Sprayers International, Inc., as
                            subsidiary guarantors, and NationsBanc Montgomery
                            Securities LLC.*
          10.1           -- Loan and Security Agreement, dated September 29, 1998, by and among Indesco International, Inc., AFA Products,
                            Inc., Continental Sprayers International, Inc. and First
                            Union National Bank.**
          10.2           -- Amendment to Loan and Security Agreement and Waiver,
                            dated March 24, 1999, by and among Indesco International,
                            Inc., AFA Products, Inc., Continental Sprayers
                            International, Inc. and First Union National Bank. ***
          10.3           -- Management Agreement, dated as of February 4, 1998,
                            between Indesco International, Inc. and Gadraz, Inc.*
          10.4           -- Employment Agreement, dated as of February 4, 1998,
                            between Indesco International, Inc. and Ariel Gratch.*
          10.5           -- Tax Sharing Agreement, dated as of August 1, 1997, among
                            Indesco International, Inc., Continental Sprayers
                            International, Inc. and AFA Products, Inc.*
          10.6           -- Supply Agreement, dated as of April 23, 1998, Spring &
                            Wire Designs LLC and Indesco International, Inc.*
          21             -- Subsidiaries of Indesco International, Inc.*
          27             -- Financial Data Schedule

---------------

  * Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-52657) and incorporated herein by reference.

 ** Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended July 5, 1998 and incorporated herein by reference.

*** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INDESCO INTERNATIONAL, INC.

                                            By:    /s/ PETER GIALLORENZO
                                              ----------------------------------
                                                      Peter Giallorenzo
                                                   Vice President and Chief
                                                      Financial Officer

Date: May 5, 1999