Form 10-Q
period 1999-06-30
INDESCO INTERNATIONAL INC
filed 1999-08-16
CIK 1061701

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 333-52657

                          INDESCO INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                            13-3987915
     (State of Incorporation)          (I.R.S. Employer Identification
                                                    No.)
         950 THIRD AVENUE
        NEW YORK, NEW YORK                          10022
  (Address of Principal Executive                (Zip Code)
              Offices)

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

                               Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 1, 1999)

     Common Stock: 200 Shares, Par Value $0.01

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          INDESCO INTERNATIONAL, INC.

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1999

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
ITEM 1.   Condensed Consolidated Balance Sheets of Indesco
          International, Inc. at June 30, 1999 (Unaudited) and
          December 31, 1998...........................................    2
          Condensed Consolidated Statements of Operations of Indesco
          International, Inc. for the Three and Six Months Ended June
          30, 1999 and 1998 (Unaudited)...............................    3
          Condensed Consolidated Statements of Cash Flows of Indesco
          International, Inc. for the Six Months Ended June 30, 1999
          and 1998 (Unaudited)........................................    4
          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................    5
ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
PART II.  OTHER INFORMATION
ITEM 6.   Exhibits and Reports on Form 8-K............................   23
SIGNATURE.............................................................   24

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                              JUNE 30, 1999    DECEMBER 31,
                                                               (UNAUDITED)         1998
                                                              -------------    ------------
                                          ASSETS
Current Assets:
  Cash and Cash Equivalents.................................    $  3,748         $  1,569
  Accounts Receivable, Net..................................      12,336           13,941
  Inventories...............................................      11,864           13,447
  Prepaid Expenses and Other Assets.........................         935              665
                                                                --------         --------
          Total Current Assets..............................      28,883           29,622
Property, Plant and Equipment, Net..........................      67,645           65,885
Excess of Cost Over Fair Value of Net Assets Acquired,
  Net.......................................................      60,353           60,953
Patents and Other Intangibles, Net..........................       7,483            7,738
Deferred Financing Costs....................................       5,815            6,165
Other Assets................................................         972            1,043
                                                                --------         --------
          TOTAL ASSETS......................................    $171,151         $171,406
                                                                ========         ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current Portion of Long-Term Debt and Capital Lease
     Obligations............................................    $    947         $  1,085
  Credit Facilities.........................................       3,110            3,613
  Accounts and Drafts Payable...............................       7,657            7,602
  Income Taxes Payable......................................         115               36
  Other Accrued Expenses....................................       6,214            7,110
                                                                --------         --------
          Total Current Liabilities.........................      18,043           19,446
Long-Term Debt and Capital Lease Obligations................     167,851          163,416
Deferred Income Taxes.......................................         647              647
                                                                --------         --------
          Total Liabilities.................................     186,541          183,509
Commitments and Contingencies
Stockholders' Equity (Deficit):
  Common-Stock, Authorized 3,000 Shares of $.01 Par Value;
     200 Shares Issued and Outstanding......................          --               --
  Additional Paid-in Capital................................       5,062            5,062
  Accumulated Deficit.......................................     (20,483)         (17,233)
  Accumulated Other Comprehensive Income....................          31               68
                                                                --------         --------
          Total Stockholders' Equity (Deficit)..............     (15,390)         (12,103)
                                                                --------         --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIT).......................................    $171,151         $171,406
                                                                ========         ========

           See notes to condensed consolidated financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      --------------------    --------------------
                                                      JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                        1999        1998        1999        1998
                                                      --------    --------    --------    --------
Net Sales...........................................  $25,303     $31,701     $52,987     $56,717
Cost of Sales.......................................   18,294      21,337      39,077      39,262
                                                      -------     -------     -------     -------
  Gross Profit......................................    7,009      10,364      13,910      17,455
Operating Expenses:
  Selling, General and Administrative...............    3,230       3,694       6,192       6,508
  Research and Development..........................      642         382       1,196         402
  Amortization of Intangibles.......................      689         724       1,373       1,257
                                                      -------     -------     -------     -------
     Total Operating Expenses.......................    4,561       4,800       8,761       8,167
                                                      -------     -------     -------     -------
       Income From Operations.......................    2,448       5,564       5,149       9,288
Other (Income) Expense:
  Interest..........................................    4,132       4,446       8,279       7,821
  Other.............................................      136          76          33          (6)
                                                      -------     -------     -------     -------
     Total Other Expense, Net.......................    4,268       4,522       8,311       7,815
                                                      -------     -------     -------     -------
       Income (Loss) Before Extraordinary Item and
          Provision for Income Taxes................   (1,820)      1,042      (3,163)      1,473
Provision for Income Taxes..........................       37          68          87         239
                                                      -------     -------     -------     -------
  Income (Loss) Before Extraordinary Item...........   (1,857)        974      (3,250)      1,234
Extraordinary Item -- Loss on Early Extinguishment
  of Debt...........................................       --       5,167          --       7,605
                                                      -------     -------     -------     -------
  NET LOSS..........................................  $(1,857)    $(4,193)    $(3,250)    $(6,371)
                                                      =======     =======     =======     =======

           See notes to condensed consolidated financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               1999        1998
                                                              -------    ---------
Cash Flows From Operating Activities:
  Net Income (Loss).........................................  $(3,250)   $  (6,371)
  Less: Extraordinary Item..................................       --        7,605
                                                              -------    ---------
                                                               (3,250)       1,234
                                                              -------    ---------
  Adjustments to Reconcile Net Loss to Net Cash Provided by
     Operating Activities:
     Depreciation...........................................    3,502        3,190
     Amortization...........................................    1,373        1,273
     Loss on Disposal of Property, Plant and Equipment......       55           --
     Changes in Operating Assets and Liabilities:
       Accounts Receivable..................................    1,227      (12,252)
       Inventories..........................................    1,240          249
       Prepaid Expenses and Other Assets....................       86          (62)
       Accounts and Drafts Payable..........................       53        3,345
       Income Taxes Payable.................................       79         (318)
       Other Accrued Expenses...............................     (449)       2,639
                                                              -------    ---------
          Total Adjustments.................................    7,166       (1,936)
                                                              -------    ---------
  Net Cash Provided (Used) by Operating Activities..........    3,916         (702)
                                                              -------    ---------
Cash Flows From Investing Activities:
  Acquisition of CSI, Net of Cash Acquired..................       --      (92,931)
  Expenditures for Property, Plant and Equipment............   (6,572)      (3,396)
  Proceeds From Disposal of Property, Plant and Equipment...       --           14
  Other.....................................................      (60)        (101)
                                                              -------    ---------
  Net Cash Used by Investing Activities.....................   (6,632)     (96,414)
                                                              -------    ---------
Cash Flows From Financing Activities:
  Proceeds From Senior Subordinated Notes...................       --      145,000
  Proceeds From Term Loans..................................       --      135,000
  Repayment of Long-Term Debt...............................     (325)    (173,643)
  Payments of Deferred Financing Costs......................       --      (10,954)
  Net Borrowings Under Revolving Credit Agreements..........    5,266        4,308
  Return of Capital to Parent...............................       --       (2,500)
                                                              -------    ---------
  Net Cash Provided (Used) by Financing Activities..........    4,941       97,211
                                                              -------    ---------
Effect of Exchange Rate Changes on Cash.....................      (46)          (6)
                                                              -------    ---------
  Net Increase in Cash and Cash Equivalents.................    2,179           89
Cash and Cash Equivalents at Beginning of Year..............    1,569        1,051
                                                              -------    ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $ 3,748    $   1,140
                                                              =======    =========
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
     Interest...............................................  $ 7,279    $   2,782
                                                              =======    =========
     Income Taxes...........................................  $     7    $     392
                                                              =======    =========

Non-Cash Investing and Financing Information:

     During the six-month period ended June 30, 1998, Parent debt of $3,000 was converted to equity.

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

     The accompanying unaudited condensed consolidated balance sheet of the Company as of June 30, 1999 includes the accounts of the Company and its subsidiaries (AFA, Polytek and CSI) as compared to the balance sheet as of December 31, 1998.

     The accompanying unaudited condensed consolidated statement of operations of the Company for the three and six months ended June 30, 1999 includes the results of operations of the Company and its subsidiaries (AFA, Polytek and CSI).

     The accompanying unaudited condensed consolidated statement of operations of the Company for 1998 includes the results of operations of the Company, AFA and Polytek, for the three and six months ended June 30, 1998 and the results of operations of CSI from its acquisition on February 1, 1998 through June 30, 1998.

     The unaudited condensed consolidated balance sheet as of June 30, 1999 and the unaudited condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 1998 and 1999, in the opinion of management, have been prepared on the same basis as the related Company's audited financial statements and include all significant adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in the notes to the condensed consolidated financial statements for these periods are also unaudited. Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the related annual audited financial statements and notes thereto. Results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

(2) SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements have been prepared using the accounting policies disclosed in the related annual audited financial statements.

  Foreign Currency Translation

     Assets and liabilities of Polytek are translated at exchange rates in effect at the balance sheets dates ($.5328 and $.4785 per guilder at December 31, 1998 and June 30, 1999, respectively). Items of revenue and expense are translated at average exchange rates during the period ($.4902 per guilder for the six-month periods ended June 30, 1998 and 1999). Translation adjustments resulting from translating the Polytek financial statements into dollars, are reported in the equity section of the accompanying balance sheet under the caption "Accumulated Other Comprehensive Income."

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

  New Accounting Pronouncement

     On June 1, 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income," which establishes standards for the reporting and display of comprehensive income, its components (revenue, expenses, gains and losses) and accumulated balances in a full set of general purpose financial statements. Comprehensive income for the Company includes net income (loss) and the effects of translation which are charged or credited to the cumulative translation adjustments account within stockholders' equity. SFAS No. 130 was adopted on January 1, 1998. During the six months ended June 30, 1998 and 1999, total comprehensive loss amounted to $6,370 and $3,454, respectively.

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

     The CSI acquisition was accounted for using the purchase method of accounting. The Company increased the value of the inventory $850 in accordance with Accounting Principles Board Opinion No. 16 and has recorded fixed assets and identifiable intangibles at their appraised fair market value. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $55 million is being amortized over 30 years. Unaudited proforma results of operations of the Company before extraordinary items for the six months ended June 30, 1998 as if the transaction had occurred on January 1, 1998 are as follows:

Net Sales...................................................  $61,563
                                                              =======
Net Income Before Extraordinary Item........................  $ 1,557
                                                              =======

(4) INVENTORIES

     The components of inventories as of June 30, 1999 and December 31, 1998 are summarized as follows:

                                                                JUNE 30   DECEMBER 31
                                                                 1999        1998
                                                                -------   -----------
Raw Material................................................    $ 3,195     $ 3,418
Work-in-Process.............................................      4,491       5,015
Finished Goods..............................................      4,178       5,014
                                                                -------     -------
                                                                $11,864     $13,447
                                                                =======     =======

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

(5) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, summarized by major classification and estimated useful lives for depreciation purposes, is as follows:

                                                     USEFUL        JUNE 30     DECEMBER 31
                                                  LIVES (YEARS)      1999         1998
                                                  -------------    --------    -----------
Land............................................                   $  2,578      $ 2,499
Buildings.......................................  30-40              13,906       14,311
Machinery and Equipment.........................  5-7                42,587       42,971
Furniture and Fixtures..........................  5-7                 3,014        3,056
Vehicles........................................  5                      23           23
Construction in Progress........................                     17,512       11,754
                                                                   --------      -------
                                                                     79,620       74,614
Less: Accumulated Depreciation and
  Amortization..................................                    (11,975)      (8,729)
                                                                   --------      -------
  Property, Plant and Equipment, Net............                   $ 67,645      $65,885
                                                                   ========      =======

     Construction in progress primarily consists of additions and improvements to buildings, molds and machinery. Property, plant and equipment includes approximately $2,269 for assets recorded under capital leases.

(6) DEBT

     Debt consists of the following:

                                                                JUNE 30    DECEMBER 31
                                                                  1999        1998
                                                                --------   -----------
Working Capital line of credit, Dutch Guilder ("NLG")
  denominated bearing interest at 4.75 percent (a)..........    $  3,110    $  3,613
                                                                ========    ========
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
                                                                --------    --------
Revolving credit facility, dollar denominated bearing
  interest at 7.10 percent (b)..............................    $ 17,344    $ 12,058
Senior subordinated notes, dollar denominated bearing
  interest at 9.75 percent (c)..............................     145,000     145,000
ABN/AMRO loan, NLG denominated, bearing interest at 6.10
  percent (d)...............................................       3,362       3,930
Senior mortgage note, NLG denominated, payable in quarterly
  principal installments (NLG 175,000 or US $84,000 per
  annum), bearing interest at 5.50 percent (e)..............       1,041       1,212
Capital lease obligations, NLG denominated, bearing interest
  at rates ranging from 7.10 percent to 7.75 percent........       2,051       2,301
                                                                --------    --------
                                                                 168,798     164,501
Less: Current Portion.......................................         947       1,085
                                                                --------    --------
  TOTAL LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS........    $167,851    $163,416
                                                                ========    ========

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

  Working Capital Borrowings

     (a) Netherlands

     Borrowings under the NLG denominated line of credit have a maximum limit of NLG 11,000 ($5,861 and $5,264 at December 31, 1998 and June 30, 1999,
respectively). Interest payments on the NLG denominated line of credit are due quarterly, or with respect to interest due on short-term loans borrowed under the line of credit, at the end of the short-term loan period. Borrowings under the NLG line of credit are collateralized by a lien on certain real property of Polytek. This line of credit contains certain covenants, the most significant of which relates to minimum net worth requirements.

     Long-Term Debt

     (b) U.S.

     Effective February 1, 1998, the Company consummated the CSI acquisition, refinanced the AFA debt of approximately $40,000 in its entirety and acquired all of the capital stock of Polytek. Funds used for the CSI acquisition and the refinancing of the AFA debt were provided by a credit facility comprised of (a) term loans, which consisted of (i) a $70,000 principal amount Tranche A Term Loan, bearing interest at LIBOR, plus 3.75 percent; and (ii) a $65,000 Tranche B Term Loan, bearing interest at LIBOR, plus 5.50 percent, and (b) a revolving credit facility (the "Revolving Credit Facility").

     New Credit Facility

     General -- As of September 29, 1998, the Company, AFA and CSI entered into a new credit facility (the "New Credit Facility") with First Union National Bank ("First Union"). As amended, the New Credit Facility replaces the Revolving Credit Facility with NationsCredit Commercial Corporation ("NationsCredit"), provides for up to $30,000 of borrowings from time to time for a term of five years and includes a subfacility for the issuance of letters of credit up to a maximum aggregate amount at any one time outstanding not to exceed $2,000. The Company's initial borrowing under the New Credit Facility, on October 1, 1998, was approximately $4,900, the proceeds of which were used to repay all outstanding indebtedness (together with certain fees and expenses) of the company under its Revolving Credit Facility with NationsCredit.

     Collateral -- Indebtedness under the New Credit Facility is collateralized by a first priority security interest in all accounts receivable, inventory, machinery and equipment (including molds) of the Company and each of its domestic subsidiaries. In addition, the Company and each of its domestic subsidiaries has granted a negative pledge with respect to certain other assets, including real property, general intangibles and intellectual property (including patents).

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

     On March 24, 1999, the Company amended its New Credit Facility. The amendment (i) waives compliance with the Funded Indebtedness to EBITDA ratio through the end of 1999, (ii) requires the Company to maintain EBITDA of at least $3,000 for each of the fiscal quarters ending on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, (iii) reduces the Capital Expenditure Limit (as defined in the New Credit Facility) for the period commencing on September 29, 1998 through December 31, 1999, (iv) increases the Applicable Margin on Eurodollar loans to 2.25% (from 1.75%) and on Base Rate loans to 1.00% (from 0.50%) and (v) provides that prior to May 14, 1999, the Company and First Union will negotiate additional financial covenants and new financial covenant levels for the fiscal quarters ending on June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000. With respect to (v), the Company and the Bank are currently in discussions.

     (c) Senior Subordinated Notes

     On April 23, 1998, the Company issued $145,000 of 9.75 percent Senior Subordinated Notes due April 15, 2008 (the "Old Notes") which have been exchanged for New Notes, as defined below. The net proceeds were used by the Company to refinance U.S. indebtedness, including borrowings incurred in connection with the acquisition in February 1998 of substantially all of the assets of CSI, as previously mentioned in Notes (1) and (3). Interest on the Old Notes was payable semi-annually on April 15 and October 15, commencing October 15, 1998.

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

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

     On August 17, 1998, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 with respect to its 9.75% Senior Subordinated Notes due April 15, 2008 ("New Notes") which are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis, by the Subsidiary Guarantors, (see Note 13). On September 16, 1998, the Company concluded its exchange offer and the New Notes were exchanged for $145,000 aggregate principal amount of the Old Notes. The New Notes are subordinated in right of payment to all existing and future Senior Indebtedness, including indebtedness under the New Credit Facility and, except for certain transfer restrictions and registrations rights relating to the Old Notes, are identical in all material respects to the Old Notes.

     (d) ABN/AMRO Loan

     Polytek has a credit facility with the ABN-AMRO Bank, The Netherlands. This credit facility includes a loan of up to NLG 8,500 ($4,067), requiring quarterly payments of NLG 216 ($103) through 2007. This Note is collateralized by a lien on certain real property of Polytek. This Note contains certain covenants, the most significant of which relate to minimum net worth requirements.

     (e) Senior Mortgage Note

     In connection with the construction of a manufacturing facility, Polytek obtained a NLG 3,500 ($1,675) mortgage from ABN-AMRO Bank, The Netherlands. Borrowings under this Mortgage Note are collateralized by a lien on certain real property of Polytek.

(7) EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

     In conjunction with the acquisition of CSI, the Company repaid outstanding debt of approximately $40,000 in February 1998 (see Notes 1 and 3). As a result, the Company expensed $6,654 of deferred financing costs and $951 of prepayment penalties as an extraordinary loss.

(8) INCOME TAXES

     The loss before provision for income taxes consisted of:

                                                              JUNE 30    JUNE 30
                                                               1999       1998
                                                              -------    -------
United States...............................................  ($2,691)   $(6,532)
Foreign.....................................................     (472)       400
                                                              -------    -------
  Total Pre-Tax Loss........................................  $(3,163)   $(6,132)
                                                              =======    =======

     The condensed consolidated statements of operations includes income taxes on foreign subsidiary income and minimum state taxes. The Company has recorded a full valuation allowance related to the potential tax benefit of the net operating loss carryforward and other deferred tax assets.

     The Company paid income taxes of $7 and $392 for the periods ended June 30, 1999 and 1998, respectively. The Company has U.S. net operating loss carryforwards of approximately $14,000, expiring in years 2012 through 2013. The net deferred tax liability of $647 relates to foreign taxes.

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

(9) CONTINGENCIES

  Litigation

     There are pending claims and litigation against the Company arising in the ordinary course of business. Management believes, on the basis of its understanding and advice of counsel, that these actions will not result in payment of amounts, if any, which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(10) RELATED PARTY TRANSACTIONS

  Management Fees

     Effective February 4, 1998, the Company entered into a new management agreement with an affiliate of one of the shareholders of the Parent that provides for annual payments of $300 and expires on July 29, 2008, subject to renewal for successive five-year periods.

     For the six months ended June 30, 1998 and 1999, the Company incurred approximately $150 and $150, respectively, of management fees and certain expenses. As of December 31, 1998 and June 30, 1999, all fees and expenses had been paid.

  Transactions with Affiliates

     The Company has a 41 percent ownership in an affiliate, which is accounted for using the equity method. Earnings of the affiliate are not material to the operations of the Company. During the periods ended June 30, 1998 and 1999, the Company purchased molds from the affiliate for approximately $121 and $239, respectively. During the periods ended June 30, 1998 and 1999, the affiliate provided certain repairs and maintenance at a cost to the Company of approximately $115 and $136, respectively.

     Included in accounts payable in the accompanying balance sheets at December 31, 1998 and June 30, 1999, are approximately $156 and $100, respectively, relating to these assets and services provided by the affiliate.

  Professional Services

     The law firm of Gratch, Jacobs & Brozman, P.C., of which one of the Parent's shareholders is a senior member, provides legal services on an ongoing basis to the Company and its subsidiaries. For the six months ended June 30, 1998 and 1999, the Company incurred fees of approximately $807 and $312, respectively, to Gratch, Jacobs & Brozman, P.C.

(11) EMPLOYEE BENEFIT PLANS

  401(k) Plans

     The Company offers an employee savings plan (the "Plan") under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time U.S. employees of the Company and its domestic subsidiaries, and the Company matches 25 percent of each employee's contribution up to a maximum of 6 percent of the employee's annual compensation.

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

(12) PLANT CLOSEDOWN COST

     During 1998, the Company continued its rationalization of certain manufacturing operations to utilize more efficiently its production capacity. In the fourth quarter of 1998, the Company finalized and approved a plan to closedown its El Paso, Texas and Juarez, Mexico manufacturing facilities. These facilities were closed in June 1999.

     The estimated cost of this plan was approximately $5,344 which was reflected in operating expenses during the year ending December 31, 1998. The estimated costs consisted of employee separation costs of $1,100, asset impairments of $3,978, and other exit costs of $266.

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                 JUNE 30, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                          SUBSIDIARY       NON-GUARANTOR
                                                          GUARANTORS        SUBSIDIARY
                                                      ------------------   -------------
                                      INDESCO           AFA
                                INTERNATIONAL, INC.   PRODUCTS     CSI        POLYTEK      ELIMINATION   CONSOLIDATED
                                -------------------   --------   -------   -------------   -----------   ------------
                                                       ASSETS
Current Assets:
  Cash and Cash Equivalents...            378             742      2,335         293                         3,748
  Accounts Receivable, Net....         13,122          11,979     12,505       3,555         (28,825)       12,336
  Inventories.................             --           5,998      3,230       2,648             (12)       11,864
  Prepaid Expenses and Other
    Assets....................            323              --        315         297                           935
                                      -------          ------    -------      ------        --------       -------
         Total Current
           Assets.............         13,823          18,719     18,385       6,793         (28,837)       28,883
Property, Plant and Equipment,
  Net.........................            165          19,058     37,656      10,766                        67,645
Excess Cost Over Fair Value of
  Net Assets Acquired, Net....             --          11,800     52,512      (3,959)                       60,353
Patents and Other Intangibles,
  Net.........................             --           4,064      3,419          --                         7,483
Deferred Financing Costs......          5,815              --         --          --                         5,815
Investment in Subsidiaries....         19,681              --         --         611         (19,681)          611
Other Assets..................        127,670             877      8,110          --        (136,296)          361
                                      -------          ------    -------      ------        --------       -------
         Total Assets.........        167,154          54,518    120,082      14,211        (184,814)      171,151
                                      =======          ======    =======      ======        ========       =======

                                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current Portion of L.T. Debt
    and Cap. Lease
    Obligations...............             --              --         --         947                           947
  Credit Facilities...........             --              --         --       3,110                         3,110
  Accounts and Drafts
    Payable...................            367           4,373      3,102       2,882          (3,067)        7,657
  Income Taxes Payable........             --              18         97          --                           115
  Other Accrued Expenses......         26,225             890     12,999       1,131         (35,031)        6,214
                                      -------          ------    -------      ------        --------       -------
         Total Current
           Liabilities........         26,592           5,281     16,198       8,070         (38,098)       18,043
                                      -------          ------    -------      ------        --------       -------
Advances from Parent..........             --          38,165     89,505          --        (127,670)           --
Long-Term Debt & Capitalized
  Lease Obligations...........        162,344              --         --       5,507                       167,851
Deferred Income Taxes.........             --             811      7,815         647          (8,626)          647
                                      -------          ------    -------      ------        --------       -------
         Total Liabilities....        188,936          44,257    113,518      14,224        (174,394)      186,541
Stockholders' Deficit:
  Common Stock................         (2,500)          3,000         --         242            (742)           --
  Additional Paid-In
    Capital...................             --           5,521     15,795         510         (16,764)        5,062
  Accumulated Deficit.........        (19,282)          1,740     (9,231)       (796)          7,086       (20,483)
  Accumulated Other
    Comprehensive Income......             --              --         --          31                            31
                                      -------          ------    -------      ------        --------       -------
         Total Stockholders'
           Deficit............        (21,782)         10,261      6,564         (13)        (10,420)      (15,390)
                                      -------          ------    -------      ------        --------       -------
         Total Liabilities and
           Stockholders'
           Deficit............        167,154          54,518    120,082      14,211        (184,814)      171,151
                                      =======          ======    =======      ======        ========       =======

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        SUBSIDIARY
                                                        GUARANTORS       NON-GUARANTOR
                                                     -----------------    SUBSIDIARY
                                     INDESCO           AFA       CSI     -------------
                               INTERNATIONAL, INC.   PRODUCTS    U.S.       POLYTEK      ELIMINATIONS   CONSOLIDATED
                               -------------------   --------   ------   -------------   ------------   ------------
Net Sales....................            --           18,066    22,422      12,636            (137)        52,987
Cost of Sales................          (102)          12,643    16,430      10,567            (461)        39,077
                                     ------           ------    ------      ------          ------         ------
  Gross Profit...............           102            5,423     5,992       2,069             324         13,910
Operating Expenses...........         1,950            1,476     3,622       1,713                          8,761
                                     ------           ------    ------      ------          ------         ------
  Income from Operations.....        (1,848)           3,947     2,370         356             324          5,149
Other (Income) Expense
  Interest...................         8,023            1,985     4,572         256          (6,557)         8,279
  Other......................        (6,564)            (619)     (249)        571           6,893             33
  Equity in Loss of
     Consolidated
     Subsidiaries............            97               --        --          --             (97)            --
                                     ------           ------    ------      ------          ------         ------
     Total Other Expense,
       Net...................         1,556            1,366     4,323         827             239          8,311
     Income (Loss) Before
       Provision for Income
       Taxes.................        (3,404)           2,581    (1,953)       (472)             85         (3,163)
Provision for Income Taxes...             1               32        54          --              --             87
                                     ------           ------    ------      ------          ------         ------
     Net Income (Loss).......        (3,405)           2,549    (2,007)       (472)             85         (3,250)
                                     ======           ======    ======      ======          ======         ======

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            SUBSIDIARY
                                                            GUARANTORS       NON-GUARANTOR
                                                         -----------------    SUBSIDIARY
                                         INDESCO           AFA       CSI     -------------
                                   INTERNATIONAL, INC.   PRODUCTS    U.S.       POLYTEK      ELIMINATIONS   CONSOLIDATED
                                   -------------------   --------   ------   -------------   ------------   ------------
Cash Flows From Operating
  Activities:
  Net Income (Loss)..............        (3,405)           2,549    (2,007)       (472)             85         (3,250)
  Adjustments to Reconcile Net
    Income (Loss) Provided (Used)
    by Operating Activities:
    Depreciation.................            --            1,252     1,422         828                          3,502
    Amortization.................            --              369     1,077         (73)                         1,373
    Loss on disposal of property
      plant and equipment........            --               55        --          --                             55
    Equity in (Earnings) Loss of
      Subsidiaries and
      Affiliate..................            97               --        --          --             (97)            --
Changes in Operating Assets and
  Liabilities:
  Accounts Receivable............        (4,320)          (1,562)    2,324        (209)          4,994          1,227
  Inventories....................            --             (199)      874         553              12          1,240
  Prepaid Expenses and Other
    Assets.......................            94               (8)     (277)        277                             86
  Accounts and Drafts Payable....           403            2,330     2,686         455          (5,821)            53
  Income Taxes Payable...........            (1)             (17)       97          --                             79
  Other Accrued Expenses.........            63               45    (1,034)       (350)            827           (449)
                                         ------           ------    ------       -----          ------         ------
    Net Cash Provided (Used) by
      Operating Activities.......        (7,069)           4,814     5,162       1,009             (85)         3,916
Cash Flows From Investing
  Activities:
  Expenditures for Property,
    Plant and Equipment..........          (165)          (2,814)   (3,132)       (461)             --         (6,572)
  Proceeds from Disposal of
    Property, Plant and
    Equipment....................            --               --        --          --              --             --
  Other..........................            --               --       (60)         --                            (60)
                                         ------           ------    ------       -----          ------         ------
    Net Cash Used by Investing
      Activities.................          (165)          (2,814)   (3,192)       (461)             --         (6,632)
Cash Flows From Financing
  Activities:
  Repayment of Long-Term Debt....            --               --        --        (325)                          (325)
  Net (Repayment) Borrowings
    Under Revolving Credit
    Agreements...................         5,286               --        --         (20)                         5,266
  Advances to/from Parent........         2,258           (2,258)       --          --              --             --
                                         ------           ------    ------       -----          ------         ------
    Net Cash Provided (Used) by
      Financing Activities.......         7,544           (2,258)       --        (345)             --          4,941
                                         ------           ------    ------       -----          ------         ------
Effect of Exchange Rate Change on
  Cash...........................            --                                    (46)                           (46)
    Net Increase (Decrease) in
      Cash and Cash
      Equivalents................           310             (258)    1,970         157              --          2,179
Cash and Cash Equivalents at
  Beginning of Year..............            68            1,000       365         136              --          1,569
                                         ------           ------    ------       -----          ------         ------
  Cash and Cash Equivalents at
    End of Period................           378              742     2,335         293              --          3,748
                                         ======           ======    ======       =====          ======         ======

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                          SUBSIDIARY        NON-GUARANTOR
                                                          GUARANTORS         SUBSIDIARY
                                                      ------------------    -------------
                                     INDESCO            AFA        CSI
                               INTERNATIONAL, INC.    PRODUCTS     U.S.        POLYTEK       ELIMINATIONS    CONSOLIDATED
                               -------------------    --------    ------    -------------    ------------    ------------
Net Sales....................            --            17,307     27,505       11,950              (44)         56,717
Cost of Sales................            --            11,623     18,429        9,247              (36)         39,262
                                     ------            ------     ------       ------           ------          ------
  Gross Profit...............            --             5,684      9,076        2,703               (8)         17,455
Operating Expenses...........         1,700             1,755      3,345        1,367                            8,167
                                     ------            ------     ------       ------           ------          ------
  Income from Operations.....        (1,700)            3,929      5,731        1,336               (8)          9,288
Other (Income) Expense
  Interest...................         7,125             2,055      4,196          226           (5,781)          7,821
  Other......................        (5,781)             (710)        (7)         730            5,781              13
  Equity in Income of
    Consolidated
    Subsidiaries.............        (1,848)               --         --          (19)           1,848             (19)
                                     ------            ------     ------       ------           ------          ------
    Total Other Expense,
      Net....................          (504)            1,345      4,189          937            1,848           7,815
    Income (Loss) Before
      Extraordinary Item and
      Provision for Income
      Taxes..................        (1,196)            2,584      1,542          399           (1,856)          1,473
Provision for Income Taxes...            --                --        124          115               --             239
                                     ------            ------     ------       ------           ------          ------
    Income (Loss Before
      Extraordinary Item.....        (1,196)            2,584      1,418          284           (1,856)          1,234
                                     ------            ------     ------       ------           ------          ------
Extraordinary Item -- Loss on
  Early Extinguishment of
  Debt.......................        (5,167)           (2,438)        --           --               --          (7,605)
                                     ------            ------     ------       ------           ------          ------
    Net Income (Loss)........        (6,363)              146      1,418          284           (1,856)         (6,371)
                                     ======            ======     ======       ======           ======          ======

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               SUBSIDIARY
                                                               GUARANTORS       NON-GUARANTOR
                                                           ------------------    SUBSIDIARY
                                              INDESCO        AFA        CSI     -------------
                                            INT'L., INC.   PRODUCTS    U.S.        POLYTEK      ELIMIN.   CONSOLIDATED
                                            ------------   --------   -------   -------------   -------   ------------
Cash Flows From Operating Activities:
  Net Income (Loss )......................      (6,363)        146      1,418        284        (1,856)       (6,371)
    Less: Extraordinary Item..............       5,167       2,438         --         --            --         7,605
                                              --------     -------    -------       ----        ------      --------
                                                (1,196)      2,584      1,418        284        (1,856)        1,234
  Adjustments to Reconcile Net Income
    (Loss) Provided (Used) by Operating
    Activities:
    Depreciation..........................          --       1,189      1,265        736                       3,190
    Amortization..........................          --         383        960        (70)                      1,273
    Deferred Income Taxes.................          --          --         --         --                          --
    Loss/(Gain) on disposal of property
      plant and equip.....................          --          --         --         --                          --
    Equity in (Earnings) Loss of
      Subsidiaries and Affiliate..........      (1,848)         --         --         --         1,848            --
Changes in Operating Assets and
  Liabilities:
  Accounts Receivable.....................      (5,781)       (546)   (11,099)      (734)        5,908       (12,252)
  Inventories.............................          --         587       (277)       (53)           (8)          249
  Prepaid Expenses and Other Assets.......         128        (810)       173        454            (7)          (62)
  Accounts and Drafts Payable.............       1,062          95      2,014        291          (117)        3,345
  Income Taxes Payable....................                      --        109       (427)                       (318)
  Other Accrued Expenses..................       3,566         949      4,380       (476)       (5,780)        2,639
                                              --------     -------    -------       ----        ------      --------
    Net Cash Provided (Used) by Operating
      Activities..........................      (4,069)      4,431     (1,057)         5           (12)         (702)
Cash Flows From Investing Activities:
  Acquisition of CSI......................     (92,947)         --         16         --                     (92,931)
  Expenditures for Property, Plant and
    Equipment.............................          --        (399)    (2,587)      (410)           --        (3,396)
  Proceeds from Disposal of Property,
    Plant and Equip.......................          --          --         14         --            --            14
  Other...................................          --          --        (82)       (19)                       (101)
                                              --------     -------    -------       ----        ------      --------
    Net Cash Used by Investing
      Activities..........................     (92,947)       (399)    (2,639)      (429)           --       (96,414)
Cash Flows From Financing Activities:
  Proceeds from Senior Subordinated
    Notes.................................     145,000          --         --         --                     145,000
  Proceeds from Term Loans................     135,000          --         --         --                     135,000
  Repayment of Long-Term Debt.............    (132,739)    (40,542)        --       (362)                   (173,643)
  Payments of Deferred Financing Costs....     (10,954)         --         --         --                     (10,954)
  Return of Capital to Parent.............      (2,500)         --         --         --                      (2,500)
  Net Borrowings Under Revolving Credit
    Agreement.............................       4,239          --         --         69                       4,308
  Advances from Parent....................     (40,572)     36,845      3,714         --            13            --
                                              --------     -------    -------       ----        ------      --------
  Net Cash Provided (Used) by Financing
    Activities............................      97,474      (3,697)     3,714       (293)           13        97,211
                                              --------     -------    -------       ----        ------      --------
Effect of Exchange Rate Change on Cash....          --                                (6)                         (6)
    Net Increase (Decrease) in Cash and
      Cash Equivalents....................         458         335         18       (723)           --            89
Cash and Cash Equivalents at Beginning of
  Year....................................          --         142         --        909            --         1,051
                                              --------     -------    -------       ----        ------      --------
    Cash and Cash Equivalents at End of
      Period..............................         458         477         18        186            --         1,140
                                              ========     =======    =======       ====        ======      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The accompanying condensed consolidated statements of operations of the Company include (i) the results of operations of the Company, AFA, Polytek and CSI for the three months ended June 30, 1999 and 1998, and (ii) the results of operations of the Company, AFA, Polytek and CSI for the six months ended June 30, 1999. The results of operations for the six months ended June 30, 1998 include the results of operations of the Company, AFA and Polytek for the entire six month period and of CSI for the five-month period beginning February 1, 1998, the date of its acquisition by the Company. See Note 2 to the Company's condensed consolidated financial statements for description of exchange rates used in the translation of Polytek's operating results. All dollar amounts are presented in thousands.

  Second Quarter Ended June 30, 1999

     The condensed consolidated operating results of the Company for the quarters ended June 30, 1999 and 1998 are presented below and are expressed as a percentage of sales for analytical purposes.

                                                               THREE MONTHS
                                                              ENDED JUNE 30,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Net Sales...................................................  100.0%   100.0%
Cost of Sales...............................................   72.3     67.3
                                                              -----    -----
  Gross Profit..............................................   27.7     32.7
Selling, General and Administrative Expenses................   12.8     11.7
Research and Development Expenses...........................    2.5      1.2
Amortization of Intangibles.................................    2.7      2.3
                                                              -----    -----
  Income from Operations....................................    9.7     17.5
Other Expense (Income)......................................     .5       .2
Interest Expense............................................   16.3     14.0
                                                              -----    -----
  Income Before Extraordinary Item and Provision for Income
     Taxes..................................................   (7.2)     3.3
Provision for Income Taxes..................................    (.1)      .2
                                                              -----    -----
  Income Before Extraordinary Item..........................   (7.3)     3.1
Extraordinary Loss on Early Extinguishment of Debt..........    0.0    (16.3)
                                                              -----    -----
  Net Income (Loss).........................................   (7.3)   (13.2)
                                                              -----    -----

     Net sales for the Second Quarter 1999 were $25,303, a decrease of $6,398, or 20%, as compared to net sales of $31,701 in the Second Quarter 1998. This decrease in sales was principally due to three factors. First, as previously reported, the Second Quarter 1998 included sales to a significant CSI customer that were subsequently lost. Secondly, in the Second Quarter 1999, the Company experienced temporary manufacturing constraints in the production of certain products during the process of closing its El Paso and Juarez facilities (completed in June 1999) and transferring the molding and assembly operations for those products to its Forest City facility. As a result, sales of these products during Second Quarter 1999 were lower than during Second Quarter 1998. Thirdly, the Second Quarter 1998 included sales related to inventory ramp-up by customers of the Company for new product introductions. Such sales subsequently leveled off.

     Cost of sales for the Second Quarter 1999 were $18,294 (72% of sales) as compared to $21,337, (67% of sales) in the Second Quarter 1998. Higher cost of sales, as a percentage of sales, resulted from (i) reduced manufacturing efficiencies related to the loss of the high volume, consistent production for the significant customer discussed above and (ii), in the process of transferring assembly and molding operations from the El Paso and Juarez facilities to the Forest City facility and assembly operations from the UK facility to the Polytek facility, the Company experienced temporary manufacturing inefficiencies from the incurrence of outside molding costs, delays in the approval of new molds by customers, increased freight costs on the movement of molded parts between plants, unabsorbed lease costs for idle molding equipment, and interrupted production caused by the movement of equipment between sites. These factors resulted in additional unabsorbed overhead, which increased cost of sales as a percentage of sales for the Second Quarter 1999.

     Operating expenses for the Second Quarter 1999 were $4,561, a net decrease of $239 from $4,800 of operating expenses in Second Quarter 1998. Selling, general and administrative ("SG&A") expenses were $3,230 in the Second Quarter as compared to $3,694 in the Second Quarter 1998. As discussed below in "Six Months Ended June 30, 1999". SG&A expenses in the Second Quarter 1999 reflect specific charges related to the ongoing process of consolidating the Company's operations. Such charges were in excess of $1,000 for the six months ended June 30, 1999, a majority of which were incurred in the Second Quarter 1999. The decrease in SG&A expense was partially offset by higher R&D expenses in the Second Quarter 1999, which is attributable to accelerated development of new product initiatives.

     Interest expense for the Second Quarter 1999 was $4,132 as compared to $4,446 for the Second Quarter 1998. The Second Quarter 1998 included interest charges on retired debt previously incurred in conjunction with the refinancing of certain long term debt and the financing of the CSI acquisition and the issuance of the Old Notes.

     In the Second Quarter 1998, the Company recorded an Extraordinary Loss on the Early Extinguishment of Debt in the amount of $5,167, comprised of deferred financing costs and prepayment penalties resulting from early termination of various loans.

  Six Months Ended June 30, 1999

     The condensed consolidated operating results of the Company for the six months ended June 30, 1999 and 1998 are presented below and are expressed as a percentage of sales for analytical purposes.

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Net Sales*..................................................  100.0%   100.0%
Cost of Sales...............................................   73.8     69.2
                                                              -----    -----
  Gross Profit..............................................   26.2     30.8
Selling, General and Administrative Expenses................   11.7     11.5
Research and Development Expenses...........................    2.2       .7
Amortization of Intangibles.................................    2.6      2.2
                                                              -----    -----
  Income from Operations....................................    9.7     16.4
Other Expense (Income)......................................     .1       --
Interest Expense............................................   15.6     13.8
                                                              -----    -----
  Income Before Extraordinary Item and Provision for Income
     Taxes..................................................   (6.0)     2.6
Provision for Income Taxes..................................    (.1)      .4
                                                              -----    -----
  Income Before Extraordinary Item..........................   (6.1)     2.2
Extraordinary Loss on Early Extinguishment of Debt..........    0.0    (13.4)
                                                              -----    -----
  Net (Loss)................................................   (6.1)   (11.2)
                                                              -----    -----

---------------
* -- All percentages for the Six Months Ended June 30, 1998 reflect results of operations for six months for the Company, AFA and Polytek, and five months for CSI.

     Net sales for the six months ended June 30, 1999 were $52,987, a decrease of $3,730, or 7%, as compared to net sales of $56,717 for the six months ended June 30, 1998 (i.e., sales of AFA and Polytek for six months and CSI for five months). On a proforma basis (i.e., assuming that the acquisition of CSI had been completed as of January 1, 1998), net sales would have decreased approximately $8,576 in the first six months of 1999 as compared to the first six months of 1998. The decrease in proforma net sales is a result of the factors discussed above. In addition, and to a lesser extent, the decrease in net sales from 1998 to 1999 reflects the impact of lower selling prices, introduced in the third quarter of 1998, for certain products in response to competitive pricing pressures.

     Cost of sales for the six months ended June 30, 1999 were $39,077 (74% of sales) as compared to $39,262 (69% of sales) for the six months ended June 30, 1998. Higher cost of sales, as a percentage of sales, resulted from lower sales and the factors discussed above.

     Operating expenses for the six months ended June 30, 1999 were $8,761, an increase of $594 over operating expenses of $8,167 for the six months ended June 30, 1998. As the Company proceeds to consolidate the AFA, Polytek and CSI operations, it continues to be burdened by specific consolidation-related charges, such as professional fees, and higher than normal freight costs and administrative expenses. In addition, during the first six months of 1999, the Company incurred substantial costs relating to a suit brought by the Company against a competitor to enjoin that competitor's infringement of the Company's patent. The consolidation charges and the patent infringement litigation costs aggregated approximately $1,000 (the majority of which was incurred in the Second Quarter 1999) and has been included in SG&A expense for the Six Months Ended June 30, 1999. In addition, operating expenses for the first six months of 1999 include R&D expenses of $1,196, an increase of $794 over the first six months of 1998 which is attributable to accelerated development of new product initiatives.

     Interest expense for the six months ended June 30, 1999 was $8,279, an increase of $458 over interest expense of $7,821 for the six months ended June 30, 1998. The increase results from higher long term debt balances outstanding on average in 1999.

     No U.S. tax liability has been incurred for the six months ended June 30, 1999. Provision for taxes that have been recorded in the Second Quarter 1999 relates to state minimum taxes. The Company has recorded a full valuation allowance in connection with its consolidated net operating loss.

     In the six months ended June 30, 1998, the Company recorded an Extraordinary Loss on the Early Extinguishment of Debt in the amount of $7,605, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1999, the Company's operating activities generated net cash of $3,916 (the combination of the $3,250 net loss, $4,930 of non-cash items added back, and a $2,236 net increase in working capital). In that period, the Company had capital expenditures of $6,572 which was principally related to (i) the purchase of molding equipment in connection with the transfer of manufacturing operations from the Company's El Paso and Juarez facilities to its Forest City facility, (ii) completion of the conversion of certain of the Company's assembly equipment which had begun in 1998, and (iii) purchase of assembly equipment in preparation of launching the Company's new Luxor lotion pump towards the end of 1999. In 1999, the Company has not initiated any new capital projects and is focused on completing those projects that had been started prior to 1999. In the first six months of 1999, the Company has increased its borrowings under revolving credit agreements by a net amount of $3,697.

     At June 30, 1999, the Company had available excess borrowing capacity of approximately $16,000 and $4,000 (NLG 8,400), respectively, under its credit facilities with First Union and ABN-AMRO Bank. (See Note 6 to the Company's condensed consolidated financial statements for description of existing indebtedness.)

     The Company uses EBITDA (defined as income before interest, income taxes, depreciation, amortization, one-time charges and extraordinary items) to measure its operating performance and ability to incur and service its debt. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. EBITDA does not include commitments by the Company for capital expenditures and payment of debt and, therefore, should not be deemed to represent funds available to the Company. EBITDA for the Second Quarter 1999 was $4,734 as compared to $7,923 for the Second Quarter 1998. EBITDA for the six months ended June 30, 1999 was $9,991 as compared to $14,607 for the six months ended June 30, 1998 (i.e., the results of operations of the Company, AFA and Polytek for the six months and CSI for five months). The $4,616 decrease in EBITDA for the six months ended June 30, 1999 is the result of lower sales, increased cost of sales as a percentage of sales, and higher R&D expenses in 1999.

     As previously reported, on March 24, 1999, the Company amended its credit facility with First Union National Bank. The amendment (i) waives compliance with the Funded Indebtedness to EBITDA ratio through the end of 1999, (ii) requires the Company to maintain EBITDA of at least $3,000 for each of the fiscal quarters ending on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, (iii) reduces the Capital Expenditure Limit (as defines in the New Credit Facility) for the period commencing on September 29, 1998, through December 31, 1999 (iv) increases the Applicable Margin on Eurodollar loans to 2.25 % (from 1.75%) and on Base Rate loans to 1.00% (from 0.50%) and
(v) provides that prior to May 14, 1999, the Company and First Union will negotiate additional financial covenants and new financial covenant levels for the fiscal quarters ending June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000. With respect to (v), the Company and the Bank are currently in discussions.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENT

     The information provided in this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to the Company's management.

     When used in this document, the words "anticipate", "believe", "estimate" and "expect" identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-Q:

     (b) Reports on Form 8-K: None

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
 3.1 (a) -- Certificate of Incorporation of Indesco International, Inc.,
            as amended.*
     (b) -- Certificate of Incorporation of Continental Sprayers
            International, Inc., as amended.*
     (c) -- Certificate of Incorporation of AFA Products, Inc., as
            amended.*
 3.2 (a) -- By-laws of Indesco International, Inc.*
     (b) -- By-laws of Continental Sprayers International, Inc.*
     (c) -- By-laws of AFA Products, Inc.*
 4.1    --  Indenture, dated as of April 23, 1998, between Indesco
            International, Inc., AFA Products, Inc. and Continental
            Sprayers International, Inc., as subsidiary guarantors, and
            Norwest Bank Minnesota, National Association, as trustee.*
 4.2    --  Form of Notes.*
 4.3    --  Form of Subsidiary Guarantees.*
 4.4    --  Registration Rights Agreement, dated as of April 23, 1998, between Indesco International, Inc., AFA Products, Inc. and
            Continental Sprayers International, Inc., as subsidiary
            guarantors, and NationsBanc Montgomery Securities LLC.*
10.1    --  Loan and Security Agreement, dated September 29, 1998, by and among Indesco International, Inc., AFA Products, Inc.,
            Continental Sprayers International, Inc. and First Union
            National Bank.**
10.2    --  Amendment to Loan and Security Agreement and Waiver, dated
            March 24, 1999, by and among Indesco International, Inc.,
            AFA Products, Inc., Continental Sprayers International, Inc.
            and First Union National Bank.***
10.3    --  Management Agreement, dated as of February 4, 1998, between
            Indesco International, Inc. and Gadraz, Inc.*
10.4    --  Employment Agreement, dated as of February 4, 1998, between
            Indesco International, Inc. and Ariel Gratch.*
10.5    --  Tax Sharing Agreement, dated as of August 1, 1997, among
            Indesco International, Inc., Continental Sprayers
            International, Inc. and AFA Products, Inc.*
10.6    --  Supply Agreement, dated as of April 23, 1998, between Spring
            & Wire Designs LLC and Indesco International, Inc.*
21      --  Subsidiaries of Indesco International, Inc.*
27      --  Financial Data Schedule.

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

                                          Indesco International, Inc.

                                          By:     /s/ PETER GIALLORENZO

                                            ------------------------------------
                                                Peter Giallorenzo
                                          Title: Vice President and Chief
                                                 Financial Officer
                                          Date: August 16, 1999