Form 10-Q
period 1999-09-30
INDESCO INTERNATIONAL INC
filed 1999-11-15
CIK 1061701

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

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

                           Yes x         No
                               --            --

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 1, 1999)

         Common Stock: 200 Shares, Par Value $0.01

===============================================================================

                          INDESCO INTERNATIONAL, INC.

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                                                                     PAGE
                                                                                                                     ----
PART I.          FINANCIAL INFORMATION

ITEM 1.          Condensed Consolidated Balance Sheets of Indesco International,
                 Inc. and Subsidiaries at September 30, 1999 (Unaudited) and December 31, 1998................         2

                 Condensed Consolidated Statements of Operations of Indesco
                 International, Inc. and Subsidiaries for the Three and Nine Months Ended
                 September 30, 1999 and 1998 (Unaudited)......................................................         3

                 Condensed Consolidated Statements of Cash Flows of Indesco
                 International, Inc. and Subsidiaries for the Nine Months Ended
                 September 30, 1999 and 1998 (Unaudited)......................................................         4

                 Notes to Condensed Consolidated Financial Statements (Unaudited).............................         5

ITEM 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................................................        18

PART II.         OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K.............................................................        22

SIGNATURE        .............................................................................................        23

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                  SEPTEMBER 30, 1999       DECEMBER 31,
                                                                                      (UNAUDITED)              1998
                                                                                     -------------             -----
ASSETS
Current Assets:
   Cash and Cash Equivalents                                                        $         106         $      1,569
   Accounts Receivable, Net                                                                14,335               13,941
   Inventories                                                                             11,502               13,447
   Prepaid Expenses and Other Assets                                                          861                  665
                                                                                    -------------         ------------
         Total Current Assets                                                              26,804               29,622
Property, Plant and Equipment, Net                                                         67,900               65,885
Excess of Cost Over Fair Value of Net Assets Acquired, Net                                 59,771               60,953
Patents and Other Intangibles, Net                                                          7,405                7,738
Deferred Financing Costs                                                                    5,640                6,165
Other Assets                                                                                1,071                1,043
                                                                                    -------------         ------------
         TOTAL ASSETS                                                               $     168,591         $    171,406
                                                                                    =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Current Portion of Long-Term Debt and Capital Lease Obligations                  $         951         $      1,085
   Credit Facilities                                                                        2,712                3,613
   Accounts and Drafts Payable                                                              7,443                7,602
   Income Taxes Payable                                                                       135                   36
   Accrued Expenses                                                                        10,369                7,110
                                                                                    -------------         ------------
         Total Current Liabilities                                                         21,610               19,446
Long-Term Debt and Capital Lease Obligations                                              164,327              163,416
Deferred Income Taxes                                                                         650                  647
                                                                                    -------------         ------------
         Total Liabilities                                                                186,587              183,509
Commitments and Contingencies
Stockholders' Equity (Deficit):
   Common-Stock, Authorized 3,000 Shares of $.01 Par Value;
      200 Shares Issued and Outstanding                                                        --                   --
   Additional Paid-in Capital                                                               5,062                5,062
   Accumulated Deficit                                                                    (23,087)             (17,233)
   Accumulated Other Comprehensive Income                                                      29                   68
                                                                                    -------------         ------------
         Total Stockholders' Equity (Deficit)                                             (17,996)             (12,103)
                                                                                    -------------         ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $     168,591         $    171,406
                                                                                    =============         ============






           See notes to condensed consolidated financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 -------------------              -----------------
                                                           SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,
                                                               1999             1998            1999              1998
                                                               ----             ----            ----              ----
Net Sales                                                $     25,149      $     27,572      $    78,136      $   84,289
Cost of Sales                                                  19,959            20,087           59,036          59,349
                                                         ------------      ------------      -----------      ----------
   Gross Profit                                                 5,190             7,485           19,100          24,940
Operating Expenses:
   Selling, General and Administrative                          2,753             3,049            8,945           9,426
   Research and Development                                       328               390            1,524             792
   Amortization of Intangibles                                    665               712            2,038           1,969
                                                         ------------      ------------      -----------      ----------
      Total Operating Expenses                                  3,746             4,151           12,507          12,187
                                                         ------------      ------------      -----------      ----------
         Income From Operations                                 1,444             3,334            6,593          12,753
Other (Income) Expense:
   Interest                                                     4,146             3,909           12,425          11,730
   Other                                                         (118)              (19)             (85)            106
                                                         -------------     -------------     ------------     ----------
      Total Other Expense, Net                                  4,028             3,890           12,340          11,836
                                                         ------------      ------------      -----------      ----------
Income (Loss) Before Extraordinary
   Item and Provision for Income Taxes                         (2,584)             (556)          (5,747)            917
Provision for Income Taxes                                         20               225              107             464
                                                         ------------      ------------      -----------      ----------
   Income (Loss) Before Extraordinary Item                     (2,604)             (781)          (5,854)            453
Extraordinary Item--Loss on Early
   Extinguishment of Debt                                          --                --               --           7,605
                                                         ------------      ------------      -----------      ----------
NET LOSS                                                 $     (2,604)     $       (781)     $    (5,854)     $   (7,152)
                                                         =============     =============     ============     ===========

           See notes to condensed consolidated financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                               1999             1998
                                                                                               ----             ----
Cash Flows From Operating Activities:
   Net Income (Loss)                                                                     $     (5,854)       $   (7,152)
   Less: Extraordinary Item                                                                        --             7,605
                                                                                         ------------        ----------
                                                                                               (5,854)              453
                                                                                         -------------       ----------
Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operating Activities:
   Depreciation                                                                                 5,400             4,962
   Amortization                                                                                 2,038             1,990
   Loss on Disposal of Property, Plant and Equipment                                               55
   Changes in Operating Assets and Liabilities:
      Accounts Receivable                                                                        (394)           (9,128)
      Inventories                                                                               1,945            (1,168)
      Prepaid Expenses and Other Assets                                                          (183)              989
      Accounts and Drafts Payable                                                                (159)            4,048
      Income Taxes Payable                                                                         99               (45)
      Accrued Expenses                                                                          3,259             4,059
                                                                                         ------------        ----------
      Total Adjustments                                                                        12,060             5,707
                                                                                         ------------        ----------
      Net Cash Provided (Used) by Operating Activities                                          6,206             6,160
                                                                                         ------------        ----------
Cash Flows From Investing Activities:
   Acquisition of CSI, Net of Cash Acquired                                                        --           (92,947)
   Expenditures for Property, Plant and Equipment                                              (7,415)           (7,107)
   Proceeds From Disposal of Property, Plant and Equipment                                         --                14
   Other                                                                                         (119)             (700)
                                                                                         -------------       -----------
   Net Cash Used by Investing Activities                                                       (7,534)         (100,740)
                                                                                         -------------       -----------
Cash Flows From Financing Activities:
   Proceeds From Senior Subordinated Notes                                                         --           145,000
   Proceeds From Term Loans                                                                        --           135,000
   Repayment of Long-Term Debt                                                                 (1,851)         (176,127)
   Payments of Deferred Financing Costs                                                            --           (11,418)
   Net Borrowings Under Revolving Credit Agreements                                             1,727             5,733
   Return of Capital to Parent                                                                     --            (2,500)
                                                                                         ------------        -----------
   Net Cash Provided (Used) by Financing Activities                                              (124)           95,688
Effect of Exchange Rate Changes on Cash                                                           (11)               24
                                                                                         -------------       ----------
   Net Increase in Cash and Cash Equivalents                                                   (1,463)            1,132
Cash and Cash Equivalents at Beginning of Year                                                  1,569             1,051
                                                                                         ------------        ----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $        106        $    2,183
                                                                                         ============        ==========
Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Period for:
      Interest                                                                                 $8,400            $5,340
                                                                                         ------------        ----------
      Income Taxes                                                                                 $7              $411
                                                                                         ------------        ----------
Non-Cash Investing and Financing Information:

   During the nine-month period ended September 30, 1998, Parent debt of $3,000 was converted to equity.


                See notes to consolidated financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

         Indesco International, Inc. (the "Company"), is a wholly owned subsidiary of Indesco Holdings Co., formerly Afa Holdings Co. ("Parent"). The Company manufactures and sells finger activated liquid dispensing devices ("trigger sprayers") primarily in the United States and the Netherlands. The Parent was formed in July 1997 to acquire, through a wholly-owned subsidiary, the assets and liabilities of AFA Products, Inc. ("AFA"), located in Forest City, North Carolina. Concurrent with this transaction, the stockholder of the Parent and an affiliate of another stockholder of the Parent acquired the outstanding capital stock of AFA Polytek B.V. ("Polytek") based in The Netherlands. In addition, effective February 1, 1998, the Company acquired certain assets and liabilities of Continental Sprayers International ("CSI"), a division of Contico International, Inc. for approximately $93 million (see Note
3). Concurrent with the CSI acquisition, Polytek became a wholly-owned subsidiary of the Company.

         The accompanying unaudited condensed consolidated balance sheet of the Company as of September 30, 1999 includes the accounts of the Company and its subsidiaries (AFA, Polytek and CSI) as compared to the balance sheet as of December 31, 1998.

         The accompanying unaudited condensed consolidated statement of operations of the Company for the three and nine months ended September 30, 1999 includes the results of operations of the Company and its subsidiaries (AFA, Polytek and CSI).

         The accompanying unaudited condensed consolidated statement of operations of the Company for 1998 includes the results of operations of the Company, AFA and Polytek, for the three and nine months ended September 30, 1998 and the results of operations of CSI from its acquisition on February 1, 1998 through September 30, 1998.

         The unaudited condensed consolidated balance sheet as of September 30, 1999 and the unaudited condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 1998 and 1999, in the opinion of management, have been prepared on the same basis as the related Company's audited financial statements and include all significant adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in the notes to the condensed consolidated financial statements for these periods are also unaudited. Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the related annual audited financial statements and notes thereto. Results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

(2)  SIGNIFICANT ACCOUNTING POLICIES

         The condensed consolidated financial statements have been prepared using the accounting policies disclosed in the related annual audited financial statements.

  Foreign Currency Translation

         Assets and liabilities of Polytek are translated at exchange rates in effect at the balance sheets dates ($.4931 and $.5328 per guilder at September 30, 1999 and December 31, 1998, respectively). Items of revenue and expense are translated at average exchange rates during the period ($.4899 and $.4959 per guilder for the nine-month periods ended September 30, 1999 and 1998, respectively). Translation adjustments resulting from translating the Polytek financial statements into dollars are reported in the equity section of the accompanying balance sheet under the caption "Accumulated Other Comprehensive Income."

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

  New Accounting Pronouncement

         On September 1, 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income," which establishes standards for the reporting and display of comprehensive income, its components (revenue, expenses, gains and losses), and accumulated balances in a full set of general purpose financial statements. Comprehensive income for the Company includes net income (loss) and the effects of translation which are charged or credited to the cumulative translation adjustments account within stockholders' equity. SFAS No. 130 was adopted on January 1, 1998. During the nine months ended September 30, 1999 and 1998, total comprehensive loss amounted to $5,893 and $6,985, respectively.

         In September 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report information about segments. This statement is effective for 1998 and is included in Note 13.

(3)  ACQUISITION OF CONTINENTAL SPRAYERS INTERNATIONAL

         Effective February 1, 1998, the Company acquired CSI for $92,947 in cash, paid outstanding debt of AFA of $39,567 and paid fees of $5,721. Such amounts were paid through the issuance of term loans of $135,000 and borrowings under a revolving credit facility.

         The CSI acquisition was accounted for using the purchase method of accounting. The Company increased the value of the inventory $850 in accordance with Accounting Principles Board Opinion No. 16 and has recorded fixed assets and identifiable intangibles at their appraised fair market value. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $55 million is being amortized over 30 years. Unaudited proforma results of operations of the Company before extraordinary items for the nine months ended September 30, 1998 as if the transaction had occurred on January 1, 1998 are as follows:

Net Sales                                                                                                     $  89,135
                                                                                                              =========
Net Income Before Extraordinary Item                                                                          $     776
                                                                                                              =========

(4) INVENTORIES

         The components of inventories as of September 30, 1999 and December 31, 1998 are summarized as follows:

                                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                                1999              1998
                                                                                                ----              ----
Raw Material                                                                                $    3,074        $    3,418
Work-in-Process                                                                                  4,629             5,015
Finished Goods                                                                                   3,799             5,014
                                                                                            ----------        ----------
                                                                                            $   11,502        $   13,447
                                                                                            ==========        ==========

                 INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

(5)  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, summarized by major classification and estimated useful lives for depreciation purposes, is as follows:

                                                                            USEFUL        SEPTEMBER 30,     DECEMBER 31,
                                                                         LIVES (YEARS)        1999              1998
                                                                         -------------        ----              ----
Land                                                                                       $     2,605       $    2,499
Buildings                                                                  30-40                14,085           14,311
Machinery and Equipment                                                      5-7                48,626           42,971
Furniture and Fixtures                                                       5-7                 3,646            3,056
Vehicles                                                                       5                    23               23
Construction in Progress                                                                        12,835           11,754
                                                                                                ------           ------
                                                                                                81,820           74,614
Less: Accumulated Depreciation and Amortization                                                (13,920)          (8,729)
                                                                                               -------           ------
Property, Plant and Equipment, Net                                                         $    67,900       $   65,885
                                                                                           ===========       ==========

         Construction in progress primarily consists of additions and improvements to buildings, molds and machinery. Property, plant and equipment includes approximately $2,027 for assets recorded under capital leases.

(6) DEBT

         Debt consists of the following:

                                                                                              SEPTEMBER 30     DECEMBER 31
                                                                                                  1999            1998
                                                                                                  ----            ----
Working Capital line of credit, Dutch Guilder
    ("NLG") denominated bearing interest at 4.75 percent (a)                                 $       2,712    $    3,613
                                                                                             =============    ==========
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Revolving credit facility, dollar denominated bearing
    interest at 7.50 percent (b)                                                             $      13,785    $   12,058
Senior subordinated notes, dollar denominated bearing interest
    at 9.75 percent (c)                                                                            145,000       145,000
ABN/AMRO loan, NLG denominated, bearing interest at 6.10
    percent (d)                                                                                      3,353         3,930
Senior mortgage note, NLG denominated,
    payable in quarterly principal installments
    (NLG 175,000 or US $84,000 per annum),
    bearing interest at 5.50 percent (e)                                                             1,058         1,212
Capital lease obligations, NLG denominated,
    bearing interest at rates ranging from 7.10 percent
    to 7.75 percent                                                                                  2,082         2,301
                                                                                             -------------    ----------
                                                                                                   165,278       164,501
Less: Current Portion                                                                                  951         1,085
                                                                                             -------------    ----------
    TOTAL LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                       $     164,327    $  163,416
                                                                                             =============    ==========

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

Working Capital Borrowings

         (a) Netherlands

         Borrowings under the NLG denominated line of credit have a maximum limit of NLG 11,000 ($5,424 and $5,861 at September 30, 1999 and December 31, 1998, respectively). Interest payments on the NLG denominated line of credit are due quarterly, or with respect to interest due on short-term loans borrowed under the line of credit, at the end of the short-term loan period. Borrowings under the NLG line of credit are collateralized by a lien on certain real property of Polytek. This line of credit contains certain covenants, the most significant of which relates to minimum net worth requirements.

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

         New Credit Facility

         General--As of September 29, 1998, the Company, AFA and CSI entered into a new credit facility (the "New Credit Facility") with First Union National Bank ("First Union"). As amended, the New Credit Facility replaces the Revolving Credit Facility with NationsCredit Commercial Corporation ("Nations Credit"), provides for up to $30,000 of borrowings from time to time for a term of five years and includes a subfacility for the issuance of letters of credit up to a maximum aggregate amount at any one time outstanding not to exceed $2,000. The Company's initial borrowing under the New Credit Facility, on October 1, 1998, was approximately $4,900, the proceeds of which were used to repay all outstanding indebtedness (together with certain fees and expenses) of the Company under its Revolving Credit Facility with NationsCredit.

         Collateral--Indebtedness under the New Credit Facility is collateralized by a first priority security interest in all accounts receivable, inventory, machinery and equipment (including molds) of the Company and each of its domestic subsidiaries. In addition, the Company and each of its domestic subsidiaries has granted a negative pledge with respect to certain other assets, including real property, general intangibles and intellectual property (including patents).

         Interest--Indebtedness under the New Credit Facility bears interest at a floating rate based (at the Company's option) upon (i) LIBOR (for either one, two, three or six months), plus an Applicable Margin ranging from 1.25 percent to 2.25 percent (currently 2.25%) or (ii) the Base Rate (the greater of the Prime Rate announced by First Union or the Federal Funds Rate plus 0.50 percent) plus an Applicable Margin ranging from 0.00 percent to 1.00 percent (currently 1%).

         Borrowing Base--The availability of borrowings under the New Credit Facility is subject to a borrowing base equal to the sum of (i) 85 percent of eligible accounts receivable, (ii) 60 percent of eligible inventory, (iii) 75 percent of the orderly liquidation value of selected eligible machinery and equipment, (iv) 80 percent of the cost of certain new machinery and equipment and (v) 60 percent of the cost of the conversion of certain existing machinery and equipment. The lender has the right to set reserves which can limit the amount of borrowing base availability.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

         Covenants--The New Credit Facility requires the Company (on a consolidated basis, including all domestic subsidiaries and Polytek) to meet certain financial tests at the end of each fiscal quarter, including a Funded Indebtedness to EBITDA Ratio and a Fixed Charge Coverage Ratio. The New Credit Facility also contains covenants that include, without limitation: (i) required delivery of financial statements, other reports and borrowings base certificates; (ii) limitations on liens; (iii) limitations on mergers, consolidations and sales of assets; (iv) limitations on incurrence of debt; (v) limitations on permitted capital expenditures; (vi) limitations on restricted payments; (vii) limitations on investments and acquisitions; (viii) limitations on transactions with affiliates; and (ix) limitations on changes in the Company's line of business.

         On March 24, 1999, the Company amended its New Credit Facility. The amendment (i) waives compliance with the Funded Indebtedness to EBITDA ratio through the end of 1999, (ii) requires the Company to maintain EBITDA of at least $3,000 for each of the fiscal quarters ending on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, (iii) reduces the Capital Expenditure Limit (as defined in the New Credit Facility) for the period commencing on September 29, 1998 through December 31, 1999, (iv) increases the Applicable Margin on Eurodollar loans to 2.25% (from 1.75%) and on Base Rate loans to 1.00% (from 0.50%) and (v) provides that prior to May 14, 1999, the Company and First Union will negotiate additional financial covenants and new financial covenant levels for the fiscal quarters ending on June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000. Subsequent to May
14, 1999, the Company and the Bank have conducted discussions to establish mutually agreeable covenants. Such discussions are ongoing.

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

         The Old Notes were unsecured senior subordinated obligations of the Company and were subordinated in right of payment to all existing and future Senior Indebtedness of the Company, including indebtedness under its Revolving Credit Facility. The Old Notes were ranked pari passu with all existing and future senior subordinated indebtedness of the Company, were ranked senior to all other existing and future Subordinated Indebtedness of the Company and were fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by each of the Company's existing and future U.S. subsidiaries (the "Subsidiary Guarantors") (see Note 13). The Old Notes were also effectively subordinated to all existing and future Senior Indebtedness of the Company's subsidiaries.

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

         (d) ABN/AMRO Loan

         Polytek has a credit facility with the ABN-AMRO Bank, The Netherlands. This credit facility includes a loan of up to NLG 8,500 ($4,191) requiring quarterly payments of NLG 216 ($107) through 2007. This Note is collateralized by a lien on certain real property of Polytek. This Note contains certain covenants, the most significant of which relate to minimum net worth requirements.

         (e) Senior Mortgage Note

         In connection with the construction of a manufacturing facility, Polytek obtained a NLG 3,500 ($1,726) mortgage from ABN-AMRO Bank, The Netherlands. Borrowings under this Mortgage Note are collateralized by a lien on certain real property of Polytek.

(7) EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

         In conjunction with the acquisition of CSI, the Company repaid outstanding debt of approximately $40,000 in February 1998 (see Notes 1 and 3). As a result, the Company expensed, in 1998, $6,654 of deferred financing costs and $951 of prepayment penalties as an extraordinary loss.

(8) INCOME TAXES

         The loss before provision for income taxes consisted of:                                NINE MONTHS ENDED

                                                                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                                                                  1999           1998
                                                                                                  ----           ----
United States                                                                                 $   (5,557)     $   (7,516)
Foreign                                                                                             (297)            828
                                                                                              ----------      ----------
Total Pre-Tax Loss                                                                            $   (5,854)     $   (6,688)
                                                                                              ==========      ==========

         The condensed consolidated statements of operations includes income taxes on foreign subsidiary income and minimum state taxes. The Company has recorded a full valuation allowance related to the potential tax benefit of the net operating loss carryforward and other deferred tax assets.

         The Company paid income taxes of $7 and $411 for the periods ended September 30, 1999 and 1998, respectively. The Company has U.S. net operating loss carryforwards of approximately $14,000, expiring in years 2012 through 2013. The net deferred tax liability of $650 relates to foreign taxes.

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

         For the nine months ended September 30, 1999 and 1998, the Company incurred approximately $225 and $225, respectively, of management fees and certain expenses. As of December 31, 1998 and September 30, 1999, all fees and expenses had been paid.

  Transactions with Affiliates

         The Company, through Polytek, has a 41 percent ownership in an affiliate, which is accounted for using the equity method. Earnings of the affiliate are not material to the operations of the Company. During the periods ended September 30, 1999 and 1998, the Company purchased molds from the affiliate for approximately $360 and $217, respectively. During the periods ended September 30, 1999 and 1998, the affiliate provided certain repairs and maintenance at a cost to the Company of approximately $195 and $153, respectively.

         Included in accounts payable in the accompanying balance sheets at September 30, 1999 and December 31, 1998, are approximately $145 and $156, respectively, relating to these assets and services provided by the affiliate.

         In October 1999, the Company, through Polytek, completed a transaction in which it sold back to the affiliate all its shares of the affiliate for a total amount of NLG 1,238 (US $542). The loss on sale of the shares was not material.

  Professional Services

         The law firm of Gratch, Jacobs & Brozman, P.C., of which one of the Parent's shareholders is a senior member, provides legal services on an ongoing basis to the Company and its subsidiaries. For the nine months ended September 30, 1999 and 1998, the Company incurred fees of approximately $510 and $868, respectively, to Gratch, Jacobs & Brozman, P.C.

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

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      SUBSIDIARY         NON-GUARANTOR
                                                                       GUARANTORS         SUBSIDIARY
                                                      INDESCO   ----------------------  ----------------
                                                  INTERNATIONAL,    AFA
                                                        INC.       PRODUCTS      CSI        POLYTEK   ELIMINATIONS CONSOLIDATED
                                                        ---        --------      ---        -------   ------------ ------------
ASSETS:
CURRENT ASSETS:
     Cash and Cash Equivalents                  $         --           --           --           106           --    $     106
     Accounts Receivable, Net                          9,974       12,473       13,570         4,330     (26,012)       14,335
     Inventories                                          --        6,013        3,085         2,412          (8)       11,502
     Prepaid Expenses & Other                            430           --          703            78        (350)          861
                                               --------------------------------------------------------------------------------
TOTAL  CURRENT  ASSETS                                10,404       18,486       17,358         6,926     (26,370)       26,804

Property, Plant & Equipment, Net                         321       22,146       34,301        11,132           --       67,900
Excess Purchase Price Over Fair Value
of Net Assets Acquired, Net                               --       11,694       52,051       (3,974)           --       59,771
Patents & Other Intangibles, Net                          --        3,986        3,419            --           --        7,405
Deferred Financing Costs, Net                          5,640           --           --            --           --        5,640
Deferred Tax Asset                                        --          811        8,099            --      (8,626)          284
Investments in Subsidaries                            18,757           --           --           630     (18,757)          630
Other                                                129,870          146           11            --    (129,870)          157
                                               --------------------------------------------------------------------------------
TOTAL  ASSETS                                        164,992       57,269      115,239        14,714    (183,623)      168,591
                                               ================================================================================
LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES
Current Portion of Long Term Debt and
  Capital Lease Obligations                     $         --           --           --           951           --    $     951
Credit Facility                                           --           --           --         2,712           --        2,712
Accounts Payable - Trade                                 450        3,722        3,553         2,862      (3,144)        7,443
Income Taxes Payable                                      --           18          117            --           --          135
Accrued Expenses                                      29,772        1,164       10,087         1,837     (32,491)       10,369
                                               --------------------------------------------------------------------------------
TOTAL  CURRENT LIABILITIES                            30,222        4,904       13,757         8,362     (35,635)       21,610

Long Term Debt                                       158,785       40,365       89,505         5,542    (129,870)      164,327
Deferred Income Taxes                                     --          811        7,815           650      (8,626)          650
                                               --------------------------------------------------------------------------------
TOTAL  LIABILITIES                                   189,007       46,080      111,077        14,554    (174,131)      186,587
                                               --------------------------------------------------------------------------------
STOCKHOLDERS'  EQUITY:
   Common Stock                                      (2,500)        3,000           --           242        (742)           --
   Additional Paid - In Capital                           --        5,521       15,795           510     (16,764)        5,062
   Accumulated Deficit                              (21,515)        2,668     (11,633)         (621)        8,014     (23,087)
  Accumulated Other Comprehensive Income                  --           --           --            29           --           29
                                               --------------------------------------------------------------------------------
TOTAL  STOCKHOLDERS'  EQUITY                        (24,015)       11,189        4,162           160      (9,492)     (17,996)
                                               --------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY        $  164,992        57,269      115,239        14,714    (183,623)   $ 168,591

                                               ================================================================================


                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                SUBSIDIARY       NON-GUARANTOR
                                                                GUARANTORS         SUBSIDIARY
                                                          ----------------------   ----------
                                          INDESCO
                                       INTERNATIONAL,        AFA
                                            INC.           PRODUCTS         CSI        POLYTEK  ELIMINATIONS    CONSOLIDATED
                                            ----           --------         ----       -------  ------------    ------------
Net Sales                                 $     --          28,562        30,225       19,598         (249)      $ 78,136
Cost of Sales                                 (158)         20,879        22,415       16,367         (467)        59,036
                                          --------        --------      --------     --------      -------       --------
    Gross Profit                               158           7,683         7,810        3,231          218         19,100
Operating Expenses                           2,788           2,282         5,130        2,307                      12,507
                                          --------        --------      --------     --------      -------       --------
     Income from Operations                 (2,630)          5,401         2,680          924          218          6,593

Other (Income) Expense

   Interest                                 12,074           2,922         7,154          351      (10,076)        12,425
   Equity in Loss of Subsidiaries            1,021              --            --           --       (1,021)            --
   Other                                   (10,088)         (1,030)         (139)         871       10,301           (85)
                                          ----------      ----------    -----------  -----------   ---------     --------

      Total Other Expense, Net               3,007           1,892         7,015        1,221         (795)       12,340
Income (Loss) Before
   Provision for Income Taxes               (5,637)          3,509        (4,335)        (297)       1,013        (5,747)
Provision for Income Taxes                       1              32            74           --           --           107
                                          --------        --------      --------     --------      -------       --------
Net Income (Loss)                         $ (5,638)          3,477        (4,409)        (297)       1,013       $(5,854)
                                          ========        ========      ========     ========      =======       =========

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               SUBSIDIARY                 NON-GUARANTOR
                                                               GUARANTORS                  SUBSIDIARY
                                                  -------------------------------------    ----------
                                                      INDESCO
                                                   INTERNATIONAL,     AFA
                                                        INC.        PRODUCTS        CSI      POLYTEK   ELIMINATIONS  CONSOLIDATED
                                                        ----        --------        ----     -------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                        $   (5,638)       3,477        (4,409)        (297)      1,013     $   (5,854)
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating
   Activities:
Depreciation                                               -        2,029         2,116        1,255                      5,400

Amortization of:
    Intangibles                                            -          315         1,380         (109)       (404)         1,182
    Patents                                                -          235           217            -                        452
    Loss (gain) on diposal of P.P. & E..                   -           55             -            -                         55
    Deferred Financing Fees                              525            -             -            -                        525
    Equity in Income of Affiliate                      1,021            -             -            -      (1,021)             -
(INCREASE)/DECREASE IN OPERATING ASSETS:                                              -
    Accounts Receivable                                  (11)      (1,951)        1,677         (953)         844          (394)
    Intercompany Receivable                           (1,161)        (106)       (1,016)         102        2,181            --
    Other Accounts Receivable                              -            -             -            -                          -
    Inventory                                                        (214)        1,019          867          273         1,945
    Prepaid Expenses and Other Assets                   (363)         (85)          (67)         467         (256)         (304)
INCREASE/(DECREASE) IN OPERATING LIABILITIES
    Accounts Payable                                     402          501        (1,222)         132           28          (159)
    Accrued Expenses                                   3,610          319          (945)         137          138         3,259
    Income Taxes Payable                                  (1)         (17)          117            -                         99
    Intercompany Payable                                  84        1,178         1,358          325       (2,945)            -
                                              -----------------------------------------------------------------------------------
Total Adjustments                                      4,106        2,259         4,634        2,224       (1,162)       12,060
                                              -----------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             (1,532)       5,736           225        1,926         (149)        6,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of Property Plant and Equipment               (321)      (3,758)       (3,391)        (925)         980        (7,415)
Disposal of Property Plant and Equipment                   -            -             -            -                          -
Increase in other Assets                                   -            -          (119)           -                       (119)
Transfer of Assets                                                 (2,920)        2,920                                       -
                                              -----------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                   (321)      (6,678)         (590)        (925)         980        (7,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(Decrease) in Line of Credit                  1,727            -             -            -                      1,727
Repayment of Long Term Debt/
     Capital Lease Obligation                              -            -             -       (1,020)        (831)       (1,851)
Advances (to)/from Parent Company                         58          (58)            -            -            -             -
                                              -----------------------------------------------------------------------------------
NET CASH FROM FINANCING ACTIVITIES                     1,785          (58)            -       (1,020)        (831)         (124)
Effect of exchange rate change on cash                     -            -             -          (11)                       (11)
Increase (decrease) in Cash and Cash
Equivalents                                              (68)       (1,000)         (365)        (30)           -        (1,463)
Cash and Cash Equiv.at Beginning of Year                  68         1,000           365         136                      1,569
                                              -----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $        -            -             -          106            -    $      106
                                              ===================================================================================


                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                 INDESCO                          NON-
                                             INTERNATIONAL,     GUARANTOR       GUARANTOR
                                                  INC.        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  ----        ------------    ------------   ------------   -----------
Net Sales                                       $                 $62,810         $21,622         $  (143)     $84,289
  Cost of Sales                                                    42,405          17,055            (111)      59,349
                                                                  -------         -------         -------      -------
  Gross Profit                                                     20,405           4,567             (32)      24,940
Operating Expenses                                2,084             6,769           3,334                       12,187
                                                -------           -------         -------         -------      -------
  Income from Operations                         (2,084)           13,636           1,233             (32)      12,753
Other Expense (Income):
  Interest                                        1,876             9,514             342              (2)      11,730
  Other                                                                43              63                          106
  Equity in Income of
       Consolidated Subsidiaries                 (2,005)                                            2,005           --
                                                -------           -------         -------         -------      -------
          Total Other Expense, Net                 (129)            9,557             405           2,003       11,836
Income Before Extraordinary Item and

  Provision for Income Taxes                     (1,955)            4,079             828          (2,035)         917
Provision for Income Taxes                                            165             299                          464
                                                -------           -------         -------         -------      -------
  Income Before Extraordinary Item               (1,955)            3,914             529          (2,035)         453
Extraordinary Item - Loss on Early
  Extinguishment of Debt                          5,167             2,438                                        7,605
                                                -------           -------         -------         -------      -------

NET INCOME (LOSS)                               $(7,122)          $ 1,476         $   529         $(2,035)     $(7,152)
                                                -------           -------         -------         -------      -------

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                 INDESCO                          NON-
                                             INTERNATIONAL,     GUARANTOR       GUARANTOR
                                                  INC.        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  ----        ------------    ------------   ------------   ------------
Cash Flows From Operating Activities             $ (10,640)      $ 11,399        $   325           5,076   $      6,160
Cash Flows From Investing Activities:
  Acquisition of CSI                               (92,947)                                                     (92,947)
  Expenditures for Property and
    Equipment                                                      (6,388)          (719)                        (7,107)
  Disposal of Property and Equipment                                   14                                            14
  Other                                                              (241)          (459)                          (700)
                                          ----------------    -----------      ---------  --------------  -------------
    Net Cash Used by Investing
      Activities                                   (92,947)        (6,615)        (1,178)                      (100,740)
Cash Flows From Financing
  Activities:
  Proceeds from Long-Term Debt                     280,000                                                      280,000
  Repayment of Long-Term Debt                     (135,000)       (40,542)          (585)                      (176,127)
  Payments of Deferred Financing Costs             (11,297)                         (121)                       (11,418)
  Net (Repayment) Borrowings Under
    Revolving Credit Agreements                     10,057                           843          (5,167)         5,733
  Return of Capital To Parent                       (2,500)                                                      (2,500)
Advances from Parent                               (36,597)        36,493             13              91
                                                 ---------     ----------   ------------    ----------------------------
    Net Cash Provided (Used) by
      Financing Activities                         104,663         (4,049)           150          (5,076)        95,688
                                                 ---------    -----------    -----------      ----------    -----------
  Effect of Exchange Rate Changes
    on Cash                                                                           24                             24
         Net Increase (Decrease) in
          Cash and Cash Equivalents                  1,076            735           (679)                         1,132
  Cash and Cash Equivalents at
    Beginning of Year                                                 142            909                          1,051
                                          ----------------    -----------    ----------- ---------------   ------------
  CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                  $     1,076     $      877     $      230                   $      2,183
                                               ===========     ==========     ========== ===============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The accompanying unaudited condensed consolidated statements of operations of the Company include (i) the results of operations of the Company, AFA, Polytek and CSI for the three months ended September 30, 1999 and 1998, and
(ii) the results of operations of the Company, AFA, Polytek and CSI for the nine months ended September 30, 1999. The results of operations for the nine months ended September 30, 1998 include the results of operations of the Company, AFA and Polytek for the entire nine month period and of CSI for the eight-month period beginning February 1, 1998, the date of its acquisition by the Company. See Note 2 to the Company's condensed consolidated financial statements for description of exchange rates used in the translation of Polytek's operating results. All dollar amounts are presented in thousands.

  Third Quarter Ended September 30, 1999

         The condensed consolidated operating results of the Company for the quarters ended September 30, 1999 and 1998 are presented below and are expressed as a percentage of sales for analytical purposes.

                                                                                                          QUARTER ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                      --------------------
                                                                                                       1999         1998
                                                                                                       ----         ----
Net Sales                                                                                             100.0%        100.0%
Cost of Sales                                                                                          79.4          72.9
                                                                                                     ------        ------
   Gross Profit                                                                                        20.6          27.1
Operating expenses:
   Selling, General and Administrative Expenses                                                        10.9          11.0
   Research and Development Expenses                                                                    1.3           1.4
   Amortization of Intangibles                                                                          2.6           2.6
                                                                                                     ------        ------
       Total Operating Expenses                                                                        14.8          15.0
                                                                                                     ------        ------
Income from Operations                                                                                  5.8%         12.1%
                                                                                                     ======        ======

         Net sales for the Third Quarter 1999 were $25,149, a decrease of $2,423, or 9%, as compared to net sales of $27,572 in the Third Quarter 1998. This decrease in sales was principally caused by continuing manufacturing constraints in the production of certain products during the process to integrate molding and assembly operations from its El Paso and Juarez facilities (which were both closed in June 1999) into its Forest City facility. In addition, the Third Quarter 1998 included sales related to inventory ramp-up by customers of the Company for new product introductions. Such sales subsequently leveled off.

         Cost of sales for the Third Quarter 1999 were $19,959 (79% of sales), as compared to $20,087 (73% of sales) in the Third Quarter 1998. Higher cost of sales, as a percentage of sales, was primarily due to manufacturing inefficiencies resulting from the integration of molding and assembly equipment described above. Such inefficiencies temporarily resulted in increased costs in the Third Quarter 1999 due to the incurrence of outside molding costs, the hiring of additional production personnel and interrupted production caused by the movement of equipment between sites.

         Selling, general and administrative ("SG&A") expenses were $2,753 in the Third Quarter 1999 as compared to $3,049 in the Third Quarter 1998. The decrease reflects the Company's ongoing efforts to reduce administrative costs such as outside professional fees and employee overhead. As discussed below in "Nine Months Ended September 30, 1999", SG&A expenses in the Third Quarter 1999 include approximately $300 of specific legal and administrative charges related to the ongoing process of consolidating the Company's operations.

         Interest expense for the Third Quarter 1999 was $4,146 as compared to $3,909 for the Third Quarter 1998. Average balances of interest-bearing debt outstanding in the Third Quarter 1999 were higher than such balances outstanding in the Third Quarter 1998.

Nine Months Ended September 30, 1999

         The condensed consolidated operating results of the Company for the nine months ended September 30, 1999 and 1998 are presented below and are expressed as a percentage of sales for analytical purposes.

                                                                                                          NINE MONTHS
                                                                                                      ENDED SEPTEMBER 30,
                                                                                                     -----------------------
                                                                                                       1999          1998*
                                                                                                       ----          ----
Net Sales                                                                                             100.0%        100.0%
Cost of Sales                                                                                          75.6          70.4
                                                                                                     ------        ------
   Gross Profit                                                                                        24.4          29.6
Operating expenses:
   Selling, General and Administrative Expenses                                                        11.4          11.2
   Research and Development Expenses                                                                    2.0           0.1
   Amortization of Intangibles                                                                          2.6           2.3
                                                                                                     ------        ------
       Total Operating Expenses:                                                                       16.0          13.6
Income from Operations                                                                                  8.4%         16.0%
                                                                                                     ======        ======


* All percentages for the Nine Months Ended September 30, 1998 reflect results of operations for nine months for the Company, AFA and Polytek, and eight months for CSI.

         Net sales for the nine months ended September 30, 1999 were $78,136, a decrease of $6,153, or 7%, as compared to net sales of $84,289 for the nine months ended September 30, 1998 (i.e., sales of AFA and Polytek for nine months and CSI for eight months). On a proforma basis (i.e., assuming that the acquisition of CSI had been completed as of January 1, 1998), net sales would have decreased approximately $11,312 in the first nine months of 1999 as compared to the first nine months of 1998. The decrease in proforma net sales principally resulted from (i) the manufacturing inefficiencies described above,
(ii) the loss of a significant CSI customer in Third Quarter 1998, as previously reported, and (iii) sales related to inventory ramp-up by customers of the Company for new product introductions in the first nine months of 1998, which subsequently leveled off. In addition, and to a lesser extent, the decrease in net sales from 1998 to 1999 reflects the impact of lower selling prices, introduced in the third quarter of 1998, for certain products in response to competitive pricing pressures.

         Cost of sales for the nine months ended September 30, 1999 were $59,036 (76% of sales) as compared to $59,349 (70% of sales) for the nine months ended September 30, 1998. Higher cost of sales as a percentage of sales, resulted from lower sales and the factors discussed above.

         Operating expenses for the nine months ended September 30, 1999 were $12,507, an increase of $320 over operating expenses of $12,187 for the nine months ended September 30, 1998. As the Company proceeds to consolidate the AFA, Polytek and CSI operations, it continues to be burdened by specific consolidation-related charges, such as professional fees, and higher than normal freight costs and administrative expenses. Also, during the first nine months of 1999, the Company incurred substantial costs relating to a suit brought by the Company against a competitor to enjoin that competitor's infringement of the Company's patent. The consolidation charges and the patent infringement litigation costs aggregated approximately $1,300 and have been included in SG&A expense for the Nine Months Ended September 30, 1999. In addition, operating expenses for the first nine months of 1999 include R&D expenses of $1,524, an increase of $732 over the first nine months of 1998, which is attributable to accelerated development of new product initiatives.

         Interest expense for the nine months ended September 30, 1999 was $12,425, an increase of $695 over interest expense of $11,730 for the nine months ended September 30, 1998. The increase results from higher average balances of interest-bearing debt outstanding in 1999.

         No U.S. tax liability has been incurred for the nine months ended September 30, 1999. Provision for taxes that have been recorded in 1999 relates to state minimum taxes. The Company has recorded a full valuation allowance in connection with its consolidated net operating loss.

         In the nine months ended September 30, 1998, the Company recorded an Extraordinary Loss on the Early Extinguishment of Debt in the amount of $7,605, comprised of deferred financing costs and prepayment penalties resulting from early termination of various loans.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1999, the Company's operating activities generated net cash of $6,206 (the combination of the $5,854 net loss, $7,493 of non-cash items added back, and a $4,567 net increase in working capital). In that period, the Company had capital expenditures of $7,415 which was principally related to (i) the purchase of molding equipment in connection with the transfer of manufacturing operations from the Company's El Paso and Juarez facilities to its Forest City facility, (ii) completion of the conversion of certain of the Company's assembly equipment which had begun in 1998, and
(iii) purchase of assembly equipment in preparation of launching the Company's new Luxor lotion pump. For the nine months ended September 30, 1999, the Company has reduced its net borrowings under bank credit agreements and capital lease arrangements by $124.

         At September 30, 1999, the Company had available excess borrowing capacity of approximately $16,000 and $3,500 (NLG 7,100), respectively, under its credit facilities with First Union and ABN-AMRO Bank. (See Note 6 to the Company's condensed consolidated financial statements for description of existing indebtedness.)

         The Company uses EBITDA (defined as income before interest, income taxes, depreciation, amortization, one-time charges and extraordinary items) to measure its operating performance and ability to incur and service its debt. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. EBITDA does not include commitments by the Company for capital expenditures and payment of debt and, therefore, should not be deemed to represent funds available to the Company. EBITDA for the Third Quarter 1999 was $4,125 as compared to $5,837 for the Third Quarter 1998. EBITDA for the nine months ended September 30, 1999 was $14,116 as compared to $20,428 for the nine months ended September 30, 1998 (i.e., the results of operations of the Company, AFA and Polytek for nine months and CSI for eight months). The $6,312 decrease in EBITDA for the nine months ended September 30, 1999 is the result of lower sales, increased cost of sales as a percentage of sales, and higher R&D expenses in 1999.

         As previously reported, on March 24, 1999, the Company amended its credit facility with First Union National Bank. The amendment (i) waives compliance with the Funded Indebtedness to EBITDA ratio through the end of 1999,
(ii) requires the Company to maintain EBITDA of at least $3,000 for each of the fiscal quarters ending on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, (iii) reduces the Capital Expenditure Limit (as defined in the New Credit Facility) for the period commencing on September 29, 1998, through December 31, 1999 (iv) increases the Applicable Margin on Eurodollar loans to 2.25 % (from 1.75%) and on Base Rate loans to 1.00% (from 0.50%) and
(v) provides that prior to May 14, 1999, the Company and First Union will negotiate additional financial covenants and new financial covenant levels for the fiscal quarters ending June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000. Subsequent to May 14, 1999, the Company and the Bank have conducted discussions to establish mutually agreeable covenants. Such discussions are ongoing.

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

YEAR 2000 COMPLIANCE

         With respect to core information systems at its operating sites ("core information systems" refers to business processes in the areas of manufacturing, materials management, distribution, sales and accounting), the Company has completed the process of upgrading to new software and modifying existing software to achieve Year 2000 ("Y2K") Compliance. The Company, with its suppliers, have certified that the new software and the modified existing software are Y2K Compliant. With respect to its assembly machines and injection molding equipment in which a microprocessor is used, the Company has completed its communications with suppliers, and no potential Y2K concerns have been identified. Thus, the Company has completed its review without significant issues, and the overall cost to achieve Y2K compliance has not been material to the Company.

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

         When used in this document, the words "anticipate", "believe", "estimate" and "expect" identify forward- looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                       ----------------------------------

                          PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-Q:

         (b)  Reports on Form 8-K:  None

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                            DESCRIPTION
------                                            ------------
3.1   (a)   --   Certificate of Incorporation of Indesco International, Inc., as amended.*
      (b)   --   Certificate of Incorporation of Continental Sprayers International, Inc., as amended.*
      (c)   --   Certificate of Incorporation of AFA Products, Inc., as amended.*
3.2   (a)   --   By-laws of Indesco International, Inc.*
      (b)   --   By-laws of Continental Sprayers International, Inc.*
      (c)   --   By-laws of AFA Products, Inc.*
4.1         --   Indenture, dated as of April 23, 1998, between Indesco International, Inc., AFA Products, Inc. and
                 Continental Sprayers International, Inc., as subsidiary guarantors, and Norwest Bank Minnesota,
                 National Association, as trustee.*
4.2         --   Form of Notes.*
4.3         --   Form of Subsidiary Guarantees.*
4.4         --   Registration Rights Agreement, dated as of April 23, 1998, between Indesco International, Inc., AFA
                 Products, Inc. and Continental Sprayers International, Inc., as subsidiary guarantors, and
                 NationsBanc Montgomery Securities LLC.*
10.1        --   Loan and Security Agreement, dated September 29, 1998, by and among Indesco International, Inc., AFA
                 Products, Inc., Continental Sprayers International, Inc. and First Union National Bank.**
10.2        --   Amendment to Loan and Security Agreement and Waiver, dated March 24, 1999, by and among Indesco
                 International, Inc., AFA Products, Inc., Continental Sprayers International, Inc. and First Union
                 National Bank.***
10.3        --   Management Agreement, dated as of February 4, 1998, between Indesco International, Inc. and Gadraz,
                 Inc.*
10.4        --   Employment Agreement, dated as of February 4, 1998, between Indesco International, Inc. and Ariel
                 Gratch.*
10.5        --   Tax Sharing Agreement, dated as of August 1, 1997, among Indesco International, Inc., Continental
                 Sprayers International, Inc. and AFA Products, Inc.*
10.6        --   Supply Agreement, dated as of April 23, 1998, between Spring & Wire Designs LLC and Indesco
                 International, Inc.*
21          --   Subsidiaries of Indesco International, Inc.*
27          --   Financial Data Schedule.

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

                           Indesco International, Inc.

                           By:        /s/  PETER GIALLORENZO
                                  -----------------------------
                                    Peter Giallorenzo

                           Title:   Vice President and Chief Financial Officer
                           Date:    November 15, 1999