Form 10-K405
period 1999-12-31
INDESCO INTERNATIONAL INC
filed 2000-04-14
CIK 1061701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

                        COMMISSION FILE NUMBER 333-52657

                           INDESCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  13-3987915
    (State or other jurisdiction                     (I.R.S Employer
        of Incorporation or                         Identification No.)
            organization)


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

    The number of shares of common stock of Indesco International, Inc. outstanding on March 1, 2000 was 200.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Registration Statement on Form S-4 (File No. 333-52657), the Company's Form 10-Q for the quarterly period ended July 5, 1998, and the Company's Form 10-K for the fiscal year ended December 31, 1998.

                           INDESCO INTERNATIONAL, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999



                                                                           PAGE
                                                                           ----
                                     PART I

Item 1.  Business.......................................................     2

Item 2.  Properties.....................................................     7

Item 3.  Legal Proceedings..............................................     7

Item 4.  Submission of Matters to a Vote of Security Holders............     7


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder       8
         Matters........................................................

Item 6.  Selected Financial Data........................................     8
Item 7.  Management's Discussions and Analysis of Financial Condition
         and Results of Operations......................................    10

Item 7A. Quantitative and Qualitative Disclosure About Market Risk......    14

Item 8.  Financial Statements and Supplementary Data....................    14

Item 9.  Changes In and Disagreements With Accountants and
         Financial Disclosure...........................................    14


                                    PART III

Item 10. Directors and Executive Officers of Registrant.................    15

Item 11. Executive Compensation.........................................    16

Item 12. Security Ownership of Certain Beneficial Owners and Management.    17

Item 13. Certain Relationships and Related Transactions.................    18


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form       20
         8-K............................................................

                                     PART I

ITEM 1.  BUSINESS

         As used in this Annual Report on Form 10-K ("Form 10-K"), the terms "Company" and "Indesco" refer to Indesco International, Inc., a Delaware corporation, and its subsidiaries, AFA Products, Inc.("AFA"), Continental Sprayers International, Inc. ("CSI") and AFA Polytek, B.V. ("Polytek").

THE COMPANY

         The Company, created by the combination of CSI, AFA and Polytek, is a leader in the design, manufacture and sale of liquid dispensing products, primarily plastic trigger sprayers, used in household consumer product applications (hard surface cleaning, laundry and lawn and garden products) and in industrial applications (automotive, janitorial and sanitation markets). The Company's products are sold to (i) multinational, national and regional manufacturers of brand name and private label consumer products and (ii) independent distributors of containers and packaging products. The Company generated net sales of $102,861,000 for the year ended December 31, 1999 and $107,565,000 for the year ended December 31, 1998 (reflecting results for the twelve months ended December 31, 1998 for the Company, AFA and Polytek and results of CSI for the eleven month period beginning February 1, 1998, the effective date of the acquisition by the Company of CSI.) On a proforma basis, after giving effect to the acquisition of CSI as if it had been effected on January 1, 1998, the Company generated net sales of $112,411,000 for the twelve months ended December 31, 1998. (See Notes to the Company's Consolidated Financial Statements for further description of the Company and the transactions leading to the acquisitions of its subsidiaries.)

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

         Subsequent to the acquisition of CSI in February 1998, the Company began the process of integrating the operations, sales, and marketing of its three subsidiaries. To utilize more efficiently the Company's domestic and foreign manufacturing and assembly capacity, the Company (i) in November 1998, moved its U.K. assembly and distribution operation to the Polytek facility in the Netherlands and (ii) in December 1998, the Company began the transfer of its El Paso, Texas and Juarez, Mexico production to AFA's North Carolina and Costa Rica plants. The Company closed its Texas and Mexico plants in June 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         The Company, incorporated in August 1997, is a wholly-owned subsidiary of Indesco Holdings Co. ("Parent"). The Parent was formed in July 1997 to acquire, through a wholly-owned subsidiary, certain assets and liabilities of AFA, located in Forest City, North Carolina. Concurrent with this transaction, a stockholder of the Parent and an affiliate of another stockholder of the Parent acquired the outstanding capital stock of Polytek, based in The Netherlands. In February 1998, the Company acquired, through a wholly-owned subsidiary, certain assets and liabilities of CSI, a division of Contico International, Inc. (now known as Newcastle Industries, Inc.). Concurrent with the CSI acquisition, AFA and Polytek became wholly-owned subsidiaries of the Company.

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

         CSI's T-1000(TM) trigger sprayer model is currently marketed in Europe through Polytek. The T-1000(TM), which is designed to reduce manufacturing costs, incorporates a patented "Quick Twist"(TM) closure system that improves customer fill line efficiency, eliminates leakage during shipment of the customer's products, and eliminates "back-off" (i.e., the undesirable loosening of the screw closure system typically used in all conventional trigger sprayer products.)

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

         In 1999, the Company began to market its Luxor(TM) pump dispenser, a new low-cost, lightweight unit with improved valve technology. The Company is assembling the product by hand in its Costa Rica facility pending the completion of a high speed assembly machine, which is currently being built by a third party equipment manufacturer. This machine will enable the Company to assemble the product using high speed technology. The Company believes that this product can provide a superior alternative in the market for liquid pump dispensers.

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

MARKETING AND DISTRIBUTION

         In North America, sales to major national and multi-national consumer products manufacturers are made on a direct basis through the Company's own sales organization. Sales to smaller manufacturers and certain end users are made directly and through the Company's network of approximately 35 independent container and packaging distributors. AFA has maintained long-standing non-exclusive relationships with its North American distributors, most of which for over ten years. In Europe, a majority of Polytek's trigger sprayers are sold to and through distributors and commission paid agents. In 1999, the Company began marketing CSI trigger sprayers through Polytek. The Company's products also are sold in the Pacific Rim market through licensing arrangements under which it receives royalties. In 1999, the amount of such royalties was immaterial. Most of the Company's business in this market is in Japan, Thailand, Australia and New Zealand.

CUSTOMERS

         The Company has over 200 customers. Approximately 47% of the Company's consolidated net sales for the twelve months ended December 31, 1999 were to its ten largest customers. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

RESEARCH AND DEVELOPMENT; INTELLECTUAL PROPERTY; PATENTS

         The Company has over 300 patents, over 200 of which are active. Many of the Company's products are protected by patents and the Company is continually exploring opportunities for new patentable products through research and development. In 1999, Research and Development expenses totalled $1,918,000. While the Company believes that its patents are important to its business and enhance its competitive position, the Company does not believe that the loss of any one particular patent would have a material adverse effect on its business.

RAW MATERIALS

         The principal raw material used by the Company is plastic resin, primarily polypropylene. Plastic resins are available from a number of suppliers in the United States and in Europe. Approximately 15% of the Company's cost of sales in 1999 was attributable to purchases of plastic resin. To date, the Company has been able to obtain sufficient quantities of plastic resin for its requirements. The Company has long-standing relationships with its major suppliers.

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

EMPLOYEES

         At January 31, 2000, the Company had approximately 1,570 employees, of whom approximately 1,464 were engaged in manufacturing and manufacturing support, 16 were engaged in product sales and the balance were employed in various administrative capacities. Management considers the Company's relationships with its employees to be satisfactory.

BACKLOG

         The Company's backlog of orders was approximately $4,500,000 as of March 15, 2000. The Company expects that all of its present backlog will be filled within the next three months.

INTERNATIONAL OPERATIONS

         See Note 13 to the Company's Consolidated Financial Statements for financial information regarding foreign and domestic operations of the Company.

DESCRIPTION OF INDEBTEDNESS

(a) New Credit Facility.

       General. As of September 29, 1998, the Company, AFA and CSI entered into a new credit facility (as amended, the "New Credit Facility") with First Union National Bank ("First Union"). The New Credit Facility replaced the revolving credit facility with NationsCredit Commercial Corporation ("NationsCredit") (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

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

       Interest. Indebtedness under the New Credit Facility bears interest at a floating rate based (at the Company's option) upon (i) LIBOR, plus an Applicable Margin ranging from 1.25% to 2.25% or (ii) the Base Rate (the greater of the Prime Rate announced by First Union or the Federal Funds Rate plus 0.50%) plus an Applicable Margin ranging from 0% to 1.00%.

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

       Effective March 30, 2000, the Company further amended its New Credit Facility with First Union National Bank. The March 2000 amendment, among other things, (i) reduces the Revolving Credit Commitment to the lesser of the Borrowing Base or $25 million, (ii) effects certain changes to the Borrowing Base (iii) waives compliance with the Funded Indebtedness to EBITDA ratio through the quarter ending December 31, 2000, (iv) grants First Union a security interest in certain U.S. real property and in all of the U.S. intellectual property of the Company and its domestic subsidiaries, (v) pledges the stock of the Company's domestic subsidiaries, (vi) reduces the Capital Expenditure limit (as defined in the New Credit Facility), (vii) increases by 0.25% the Applicable Margin on Eurodollar loans (currently 2.50%) and on Base Rate loans (currently 1.25%) and (viii) establishes, effective April 30, 2000, a monthly reserve of $1,178 against the Borrowing Base, which reserve reduces to zero after each semi-annual payment of interest under the New Notes (See Description of Indebtedness -- Senior Subordinated Notes). In addition, the amendment sets new financial covenants, including minimum quarterly EBITDA levels for the year 2000 and thereafter, and maximum Funded Indebtedness to EBITDA levels (determined on a rolling four-quarter basis as of the last day of each fiscal quarter) commencing with the fiscal quarter ending on March 31, 2001. See Amendment to Loan and Security Agreement and Waiver, dated as of March 30, 2000, filed as Exhibit 10.3 to this Form 10-K.

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

(See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 to the Company's Consolidated Financial Statements.)

ITEM 2.  PROPERTIES

    The Company manufactures products at its plants, which are located in Forest City, North Carolina, St. Peters, Missouri, and Helmond, The Netherlands. The Company also has hand assembly operations in Costa Rica.

    Consistent with the Company's previously announced plans to integrate its three subsidiaries and consolidate its operations, in November 1998, the Company consolidated its UK operations into its Helmond, The Netherlands, facility. In 1999, the Company completed the closure of its Texas and Mexico plants. See "Management's Discussion and Analysis of Financial Condition and results of Operations" and Note 12 to the Company's Consolidated Financial Statements.

The following table sets forth information with respect to the Company's facilities:

          LOCATION               SQUARE FOOTAGE          OWNERSHIP                            FUNCTION
          --------               --------------          ---------                            --------
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

Helmond, The Netherlands             110,000              Owned                        Injection molding,
                                                                                       automated
                                                                                       assembly, distribution
El Paso, Texas                       101,000              Building owned, subject      Being held for sale
                                                          to landlease

Cartago, Costa Rica                   39,615              Owned                        Manual assembly,
                                                                                       distribution
Juarez, Mexico                        35,000              Owned                        Being held for sale

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

    Plastic components are produced at the Company's own manufacturing facilities. In addition, the Company manufactures certain other components used in its products; the remaining components are purchased from outside suppliers. The Company's products are assembled automatically on assembly machines built to the Company's specifications and, at its facilities in Costa Rica, by hand.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established public trading market for the common stock of the Company. As of March 1, 2000, there was one record holder of the common stock of the Company.

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

ITEM 6.  SELECTED FINANCIAL DATA

INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

    The following table sets forth selected historical financial data of Indesco International, Inc. and Subsidiaries (and its predecessors) on a consolidated basis. The balance sheet data as of December 31, 1999 and 1998 and the statement of operations data for the twelve months ended December 31, 1999 and 1998 are derived from the financial statements of Indesco International, Inc. and Subsidiaries included elsewhere in this Form 10-K. Such data for the 1998 fiscal year reflects statements of operations data for AFA and Polytek for the twelve months ended December 31, 1998 and for CSI for the eleven month period commencing on February 1, 1998, the date of the Company's acquisition of CSI. The balance sheet data as of December 31, 1997 and the statement of operations data for the seven and five month periods ended July 31 and December 31, 1997, respectively, are derived from the audited historical financial statements of AFA Holdings Co. (now known as Indesco Holdings Co.) and WTI, Inc. and Subsidiaries (the predecessor of AFA Holdings Co.).

    The data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

                                                                                                 INDESCO                  INDESCO
                                                                                               INTERNATIONAL,         INTERNATIONAL,
        (DOLLARS IN THOUSANDS)                   WTI, INC. AND                                   INC. AND                 INC. AND
                                                  SUBSIDIARIES                                 SUBSIDIARIES FOR     SUBSIDIARIES FOR
                                                    FOR THE             AFA HOLDINGS CO.         THE TWELVE        THE TWELVE MONTHS
                                                  SEVEN MONTHS           FOR THE FIVE            MONTHS ENDED              ENDED
                                                      ENDED              MONTHS ENDED            DECEMBER 31,           DECEMBER 31,
                                                 JULY 31, 1997         DECEMBER 31, 1997           1998(1)                  1999
                                                 -------------         -----------------           -------                  ----
STATEMENT OF OPERATIONS DATA:
     Net Sales                                      $  32,988              $  20,108              $ 107,565              $ 102,861
     Cost of Sales                                     23,864                 16,595                 79,923                 78,460
                                                    ---------              ---------              ---------              ---------
     Gross Profit                                       9,124                  3,513                 27,642                 24,401

       Operating Expenses                               4,205                  2,862                 21,124                 16,734
                                                    ---------              ---------              ---------              ---------
     Income From Operations                             4,919                    651                  6,518                  7,667
     Interest Expense                                   2,295                  2,231                 15,527                 16,762
     Other Income, Net                                   (803)                   (54)                  (156)                  (159)
                                                    ---------              ---------              ---------              ---------
     Income (Loss) Before Extraordinary
            Item and Provision (Benefit)
            for Income Taxes                            3,427                 (1,526)                (8,853)                (8,936)
     Provision for Income Taxes (Benefit)                 354                   (152)                     1                     (3)
                                                    ---------              ---------              ---------              ---------
     Net Income (Loss) Before
            Extraordinary Item                          3,073                 (1,374)                (8,854)                (8,933)
     Extraordinary Item - Loss on Early
            Extinguishment of Debt                       --                     --                    7,005                   --
                                                    ---------              ---------              ---------              ---------

     Net Income (Loss)                              $   3,073              $  (1,374)             $ (15,859)             $  (8,933)
                                                    =========              =========              =========              =========
OTHER DATA:
     EBITDA(2)                                      $   8,242              $   4,279              $  22,599              $  18,271

FINANCIAL POSITION DATA:
     Current Assets                                 $  18,155              $  18,395              $  29,622              $  27,682
     Current Liabilities                               15,220                 12,885                 19,446                 18,582
     Working Capital                                    2,935                  5,510                 10,176                  9,100

     Property, Plant and Equipment                     15,022                 28,009                 65,510                 65,253
     Total Assets                                      44,365                 60,887                171,406                165,846
     Long-Term Obligations                             25,528                 44,786                163,416                167,832
    Total Stockholders Equity (Deficit)                 3,617                  3,216                (12,103)               (21,103)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

         The accompanying 1999 condensed consolidated statements of operations of the Company include the results of operations of the Company, CSI, AFA and Polytek for the twelve months ended December 31, 1999. The accompanying 1998 condensed consolidated statements of operations of the Company include the results of operations of the Company, AFA and Polytek for the twelve months ended December 31, 1998, and the results of operations of CSI for the eleven-month period beginning February 1, 1998, the date of its acquisition by the Company ("the Acquisition Date") ("the 1998 Twelve Month Period"). The 1997 condensed consolidated statement of operations reflect the financial results of WTI, Inc., the owner of AFA and Polytek prior to the acquisition by the Company ("WTI"), for the seven months ended July 31, 1997 and the financial results of the Parent for the five months ended, December 31, 1997, which include the results of AFA and Polytek.

         The results of operations of WTI and Parent in 1997 do not include any results of operations for CSI. Accordingly, the Company's results of operations for 1999 and 1998 are not directly comparable to those of WTI and Parent for 1997.

         All dollar amounts are presented in thousands.

TWELVE MONTHS ENDED DECEMBER 31, 1999.

         The condensed consolidated operating results, expressed as a percentage of sales, of the Company for 1999 and the 1998 Twelve Month Period are presented below.


                                                                INDESCO                  INDESCO
                                                             INTERNATIONAL            INTERNATIONAL
                                                               INC. AND                 INC. AND
                                                             SUBSIDIARIES             SUBSIDIARIES
                                                             TWELVE MONTHS            TWELVE MONTHS
                                                                 ENDED                    ENDED
                                                           DECEMBER 31, 1999        DECEMBER 31, 1998
                                                           -----------------        -----------------
           Net Sales                                            100.0%                    100.0%
           Cost of Sales                                         76.3                      74.3
                                                                -----                     -----
               Gross Profit                                      23.7                      25.7

           Operating Expenses:
               Selling, General & Administrative                 11.7                      11.2
               Research and Development                           1.9                       1.0
               Amortization of Intangibles                        2.7                       2.5
               Plant Closedown Costs                               --                       5.0
                                                                -----                     -----
                                                                 16.3                      19.7
                                                                -----                     -----
           Income from Operations                                 7.4                       6.0

           Interest expense and other income                     16.1                      14.2
           Provision for Income Taxes                              --                       0.1
                                                                -----                     -----
           Income (Loss) Before Extraordinary Item               -8.7                      -8.3

           Extraordinary Item -
              Loss on Early Extinguishment of Debt                 --                      -6.5
                                                                -----                     -----
           Net (Loss)                                            -8.7%                    -14.8%
                                                                =====                     =====


         Net sales in 1999 were $102,861, a decrease of $4,704, or 4.4%, as compared to net sales of $107,565 for the 1998 Twelve Month Period (i.e., sales of AFA and Polytek for twelve months and CSI for eleven months). On a proforma basis (i.e., assuming that the acquisition of CSI had been completed as of January 1, 1998), net sales would have been $112,411 in 1998. Lower sales in 1999 were due to three main factors. First, as previously reported, the consumer products business of a significant CSI customer was sold to another company that purchases trigger sprayers from one of the Company's competitors. This resulted in the loss of those sales by CSI starting in the third quarter of 1998. Second, decreased sales in 1999 were due to the fact that the Company had sales in 1998 related to inventory ramp-up by customers of the Company for new product introductions which subsequently leveled off. Third, 1999 sales reflects a full year of the impact of lower selling prices, introduced in the third quarter of 1998, for certain products in response to competitive pricing pressures.

         Cost of sales in 1999 was $78,460 (76.3% of sales), as compared to $79,923 (74.3% of sales) for the 1998 Twelve Month Period. Higher cost of sales, as a percentage of sales, was primarily due to several factors. First, the Company's St. Peters operation experienced manufacturing difficulties due to the loss of sales described above and the resultant layoff of plant personnel in 1999. Second, both the Forest City and Polytek operations experienced manufacturing difficulties due to (i) the integration of molding and assembly operations from the Company's El Paso and Juarez facilities (which were both closed in June 1999) into its Forest City facility and (ii) the transfer of the Company's UK assembly operation to Polytek. Overall, such manufacturing difficulties included lower throughput and overhead absorption, use of outside molding, increased labor costs and interrupted production caused by the movement of equipment between sites.

         Operating expenses were $16,734 in 1999 and $21,124 in 1998, the latter amount including $5,344 of a one-time charge for costs related to the closedown of the Company's El Paso and Juarez facilities, which was completed in 1999. Excluding this one-time charge, operating expenses increased $954 from 1998 to 1999. While Selling, General and Administrative expenses ("SG&A") in total was relatively unchanged between years, 1999 SG&A includes costs of approximately $1,500 relating to a suit brought by the Company against a competitor to enjoin that competitor's infringement of the Company's patent. In March 2000, the suit was settled. In addition, operating expenses included R&D expenses of $1,918 in 1999, an increase of $850 over 1998 R&D expenses of $1,068, which is attributable to accelerated development of new product initiatives.

         Interest expense in 1999 was $16,762, an increase of $1,235 over interest expense of $15,527 in 1998. The increase results from higher average balances of interest-bearing debt outstanding in 1999.

         No U.S. tax liability has been incurred for the twelve months ended December 31, 1999. Provision for taxes that have been recorded in 1999 relates to state minimum taxes. The Company has recorded a full valuation allowance in connection with its consolidated net operating loss.


TWELVE MONTHS ENDED DECEMBER 31, 1998.

         Operating results expressed as a percentage of sales of (i) the Company for the 1998 Twelve Month Period, (ii) WTI for the seven months ended July 31, 1997 and (iii) the Parent for the five months ended December 31, 1997 are presented below. As discussed above, the 1998 and 1997 financial information presented below is not directly comparable year to year.

                                                                         AFA HOLDINGS               INDESCO
                                                                             CO. AND             INTERNATIONAL,
                                                   WTI, INC. AND          SUBSIDIARIES              INC. AND
                                                    SUBSIDIARIES           FIVE MONTHS            SUBSIDIARIES
                                                    SEVEN MONTHS              ENDED               TWELVE MONTHS
                                                       ENDED              DECEMBER 31,                ENDED
                                                   JULY 31, 1997              1997              DECEMBER 31, 1998
                                                   -------------              ----              -----------------
    Net Sales                                          100.0%                100.0%                   100.0%
    Cost of Sales                                       72.3                  82.5                     74.3
                                                       -----                 -----                    -----
        Gross Profit                                    27.7                  17.5                     25.7

    Operating Expenses:
        Selling, General & Administrative               12.7                  14.2                     11.2
        Research and Development                          --                    --                      1.0
        Amortization of Intangibles                       --                    --                      2.5
        Plant Closedown Costs                             --                    --                      5.0
                                                       -----                 -----                    -----
                                                        12.7                  14.2                     19.7
                                                       -----                 -----                    -----
     Income (Loss) from Operations                      15.0                   3.3                      6.0

    Interest expense and other income                    4.6                   9.8                     14.2
    Provision for Income Taxes                           1.1                  -0.8                      0.1
                                                       -----                 -----                    -----
     Income Before Extraordinary Item                    9.3                  -5.7                     -8.3
    Extraordinary Item -
       Loss on Early Extinguishment of Debt               --                    --                     -6.5
                                                       -----                 -----                    -----
     Net Income (Loss)                                   9.3%                 -5.7%                   -14.8%
                                                       =====                 =====                    =====



         Net sales for the 1998 Twelve Month Period were $107,565 and include CSI sales of approximately $54,300 for the period from the Acquisition Date through December 31, 1998. Net Sales in 1998 reflect the impact of (i) the loss of a significant customer in the third quarter of 1998, (ii) lower selling prices, introduced in the third quarter of 1998, for certain products in response to competitive pricing pressures, (iii) reduced purchases by a large custom molding customer of Polytek in the third quarter of 1998 due to decreased demand for its products in the Russian market (the reduction in sales represented about NLG 2,500 ($1,300) in lost sales to Polytek for the twelve months ended December 31, 1998) and (iv) in the fourth quarter of 1998, softening of demand for new products introduced in the second quarter of 1998, and adjustments by customers of their inventories for year-end.

         Cost of sales for the 1998 Twelve Month Period were $79,923 (74% of sales) and include CSI cost of sales of $39,500 for the period from the Acquisition Date through December 31, 1998. Factors adversely affecting cost of sales in 1998 include (i) reduced manufacturing efficiencies resulting from the loss of the high volume, consistent production for the significant customer discussed above, (ii) reduced absorption of fixed manufacturing costs on lower production levels and (iii) a one-time step-up of $850 of inventory which was expensed in 1998. Continued reductions in the cost of certain raw materials partially offset these adverse factors in 1998.

         Gross profit of $27,642 (26% of net sales) for the 1998 Twelve Month Period was impacted by the factors adversely affecting cost of sales and the reduction in selling prices, both of which are discussed above.

         Selling, general and administrative (SG&A) expenses for the 1998 Twelve Month Period, which were $12,068 (11% of sales). Amortization of intangibles for the 1998 Twelve Month Period is principally related to goodwill arising from the acquisition of CSI and AFA. The Company recorded a one-time charge of $5,344 for costs related to the closedown of its El Paso, Texas and Juarez, Mexico facilities which was completed during 1999.

         Interest expense for the 1998 Twelve Month Period was $15,527, which included $9,700 of interest expense related to the $145,000 Senior Subordinated Notes bearing interest at 9.75% incurred from April 23, 1998 (the issuance date) through December 31, 1998. The remaining amount relates to interest and financing fees in connection with the Company's various borrowings, which bore interest at rates ranging from approximately 5% to 11.5%.

         No U.S. tax liability has been incurred for 1998. Provision for taxes that have been recorded in the 1998 Twelve Month Period are related to income from foreign operations and state minimum taxes. The Company has recorded a full valuation allowance in connection with its U.S. net operating loss.

         In the 1998 Twelve Month Period, the Company recorded an Extraordinary Loss on the Early Extinguishment of Debt in the amount of $7,005, comprised of $6,054 of deferred financing costs and $951 of prepayment penalties, resulting from early termination of various financings.

FIVE MONTHS ENDED DECEMBER 31, 1997

         The Company's net sales for the five months ended August 1, 1997 to December 31, 1997 were $20,100 and cost of goods sold were $16,600, or 82.6% of net sales. The cost of goods sold was impacted by a one-time write-up of inventory pursuant to APB 16 of approximately $1,700, or 8.5% of net sales. Selling, general and administrative expenses for the same period were $2,900, or 14.4%. During the period from August 1, 1997 to December 31, 1997, net cash provided by operating activities was $1.4 million. For the same period, the Company used approximately $700 for capital expenditures. The Company acquired AFA for approximately $46,900 and Polytek for approximately $800 and refinancing of debt of approximately $7,900.

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

SEVEN MONTHS ENDED JULY 31, 1997

         Net sales for the seven months ended July 31, 1997 were $33,000 and cost of goods sold were $23,900 million, or 72.4% of net sales. Selling, general and administrative expenses for the same period were $4,200, or 12.7% of net sales. During the seven months ended July 31, 1997, net cash from operations was $5,800. For the same period, the Company used approximately $2,500 for capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 1999, the Company's operating activities generated net cash of $3,161 (the combination of the $8,933 net loss, $9,993 of non-cash items added back, and $2,101 net increase in working capital). In that period, the Company had capital expenditures of $8,722 which was principally related to (i) the purchase of molding equipment in connection with the transfer of manufacturing operations from the Company's El Paso and Juarez facilities to its Forest City facility, (ii) completion of the conversion of certain of the Company's assembly equipment which had begun in 1998, and
(iii) purchase of assembly equipment and molds related to the Company's new Luxor lotion pump. For the year ended December 31, 1999, the Company increased its net borrowings under bank credit agreements and capital lease arrangements by $3,864.

         At December 31, 1999, the Company had available excess borrowing capacity of approximately $12,000 and $4,000, respectively, under its credit facilities with First Union and ABN-AMRO Bank. As of March 30, 2000, after giving effect to the March 2000 Amendment, the Company had excess borrowing capacity of $11,600. (See Note 6 to the Company's condensed consolidated financial statements for description of existing indebtedness.)

         Effective March 30, 2000, the Company further amended its New Credit Facility with First Union National Bank. The March 2000 amendment, among other things, (i) reduces the Revolving Credit Commitment to the lesser of the Borrowing Base or $25 million, (ii) effects certain changes to the Borrowing Base (iii) waives compliance with the Funded Indebtedness to EBITDA ratio through the quarter ending December 31, 2000, (iv) grants First Union a security interest in certain U.S. real property and in all of the U.S. intellectual property of the Company and its domestic subsidiaries, (v) pledges the stock of the Company's domestic subsidiaries, (vi) reduces the Capital Expenditure limit (as defined in the New Credit Facility), (vii) increases by 0.25% the Applicable Margin on Eurodollar loans (currently 2.50%) and on Base Rate loans (currently 1.25%) and (viii) establishes, effective April 30, 2000, a monthly reserve of $1,178 against the Borrowing Base, which reserve reduces to zero after each semi-annual payment of interest under the New Notes (See Description of Indebtedness -- Senior Subordinated Notes). In addition, the amendment sets new financial covenants, including minimum quarterly EBITDA levels for the year 2000 and thereafter, and maximum Funded Indebtedness to EBITDA levels (determined on a rolling four-quarter basis as of the last day of each fiscal quarter) commencing with the fiscal quarter ending on March 31, 2001. See Amendment to Loan and Security Agreement and Waiver, dated as of March 30, 2000, filed as
Exhibit 10.3 to this Form 10-K.

         The Company uses EBITDA (defined as income before interest, income taxes, depreciation, amortization, one-time charges and extraordinary items) to measure its operating performance and ability to incur and service its debt. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. EBITDA does not include commitments by the Company for capital expenditures and payment of debt and, therefore, should not be deemed to represent funds available to the Company. EBITDA for the year ended December 31, 1999 was $18,271 as compared to $22,599 for the 1998 Twelve Month Period (i.e., the results of operations of the Company, AFA and Polytek for twelve months and CSI for eleven months). On a proforma basis (i.e., assuming that the acquisition of CSI had been completed as of January 1, 1998), EBITDA in 1998 would have been about $1,500 higher. The $5,828 decrease in EBITDA from 1998 on a proforma basis to 1999 was due to lower sales, increased cost of sales as a percentage of sales, and higher R&D expenses in 1999.

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

YEAR 2000 COMPLIANCE

         In 1999, the Company successfully completed its program to establish Year 2000 Compliance with respect to its core software systems and manufacturing equipment in which a microprocessor is used. The Company did not encounter any significant issues, and the overall cost to achieve Year 2000 Compliance was not material to the Company.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

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

        NAME                      AGE             POSITION
        ----                      ---             --------
  Yehochai Schneider              66             Chairman of the Board of
                                                    Directors
  Ariel Gratch                    48             Chief Executive Officer and
                                                    Vice Chairman
  Amiram Ezroni                   66             President
  Peter Giallorenzo               42             Vice President and Chief
                                                    Financial Officer, Treasurer
                                                    and Secretary
  L. John Clark                   58             Director


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

         Mr. Gratch has been the Chief Executive Officer and a Director of the Company since February 2, 1998. He was also the President of the Company from February 2, 1998 through December 15, 1999. He also is the President and a Director of the Company's parent corporation and the Vice Chairman of AFA. Mr. Gratch has fifteen years of experience in structuring and financing the acquisition of companies in the United States and Europe. From 1980 through 1998, Mr. Gratch was a senior member of the New York law firm, Gratch Jacobs & Brozman, P.C., specializing in mergers and acquisitions of mid-sized industrial companies. Presently, Mr. Gratch is a non-practicing principal of the firm. Since 1992, he has acted as principal in the acquisition and management of various manufacturing businesses and commercial real estate operations. From 1985 through 1996, Mr. Gratch served on the Board of Directors of Tyco Toys, the third largest toy company in the United States prior to its purchase by Mattel. Mr. Gratch has also served on the Board of Directors of several private companies, including Glenoit Mills, Inc., a textile and consumer goods company (from 1989 to 1995).

         Mr. Amiram Ezroni was appointed President of the Company on December 15, 1999. Mr. Ezroni served as Senior Vice President of Israel Aircraft Industries ("IAI"), with reported revenues of $3.5 billion, from 1964 to 1990. Mr. Ezroni had executive responsibility for its two major divisions. For the past six years, Mr.Ezroni was the President and CEO of Rogosin Enterprises Ltd., a company with facilities in North Carolina and Israel, having investments in tourism and in the manufacture of tire cord fabric. Mr. Ezroni has served as a member of the Board of Directors of several industrial companies as well.

         Mr. L. John Clark was appointed as a Director of the Company on April 1, 1999. Mr. Clark has over 20 years experience with various multinational companies. Currently, he is one of the founders of Compass Partners International, a strategic advisory private equity firm specializing in large, complex, control position investments. From 1991 through 1996, Mr. Clark was Chief Executive of BET Public Limited Company, a multinational group in the support services and outsourcing businesses, based in London, with reported revenues of $4.2 billion, and comprised of 160 companies and 120,000 employees worldwide. Mr. Clark is a member of the Board of Directors of Kvaerner ASA, a $10 billion Anglo-Norwegian conglomerate. He has previously served on the Boards of Rolls- Royce PLC, BET Public Limited Company, Coremark International Inc. and Yale and Nutone Inc.

         Mr. Peter Giallorenzo was appointed Vice President & Chief Financial Officer of the Company in September 1998. From 1988 through August 1998, Mr. Giallorenzo was Senior Vice President and Chief Operating Officer of Taro Pharmaceuticals U.S.A., Inc. Mr. Giallorenzo is a Certified Public Accountant in the State of New York.

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

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and all other executive officers (the "Named Executive Officers") for their services to the Company for the years ended December 31, 1999 and 1998.

                     SUMMARY COMPENSATION TABLE



                                    {     ANNUAL COMPENSATION           } {       LONG-TERM COMPENSATION      }

                                                                          {       AWARDS         }  { PAYOUTS }
                                                               OTHER                   SECURITIES
                                                               ANNUAL     RESTRICTED   UNDERLYING       LTIP         ALL OTHER
  NAME AND PRINCIPAL                  SALARY                COMPENSATION    STOCK     OPTIONS/SARS     PAYOUTS     COMPENSATION
       POSITION            YEAR      ($)(1)      BONUS ($)        (2)       AWARDS          (#)          ($)         ($) (3)
       --------            ----      ------      ---------        ---       ------          ---          ---         -------
Ariel Gratch
   Chief Executive         1999     500,000        --- (5)     ---           ---           ---           ---           843
   Officer                 1998     458,478     200,000                                                                253
Amiram Ezroni
   President (4)           1999         ---        ---         ---           ---           ---           ---           ---

William L. Driggers (6)
   Chief Operating         1999     156,000        ---         ---           ---           ---           ---        14,583
   Officer                 1998     140,763     75,000         ---           ---           ---           ---         1,603
Peter Giallorenzo
   Vice President and      1999     200,000        ---         ---           ---       60,000 (7)        ---         7,614
   CFO                     1998      72,826      8,333         ---           ---           ---           ---           253
David Guinta
   Exec. Vice President-
     Marketing and Sales   1999     150,000        ---         ---           ---           ---           ---         2,011
                           1998      63,193     40,000         ---           ---           ---           ---           253



(1) For 1998, amounts represent salaries earned for (a) Messrs. Gratch and Driggers for the period commencing on February 1, 1998 through December 31, 1998, (b) Mr. Giallorenzo for the period commencing on August 24, 1998 through December 31, 1998 and (c) Mr. Giunta for the period commencing on July 27, 1998 through December 31, 1998. On an annualized basis, 1998 salaries for Messrs. Gratch, Driggers, Giallorenzo and Guinta were $500,000, $156,000, $200,000 and $150,000, respectively. See Employment
     Arrangements.

(2) While certain officers received certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officers' respective salaries and bonuses.

(3) 1999 amounts shown include the following: (a) Company payments of term life insurance premiums: $735 for each of Gratch, Driggers, Giallorenzo and Guinta, (b) Company payments of Accidental Death & Disability insurance premiums: $108 for each of Gratch, Driggers, Giallorenzo and Guinta, (c) Company contribution of $2,340 to Mr. Driggers 401(k) Plan; $1,071 to Mr. Giallorenzo's 401(k) plan; and $1,168 to Mr. Guinta's 401(k) plan, and (d) automobile allowance payments of $5,700 to each of Mr. Driggers and Mr. Giallorenzo.

(4) The Board appointed Mr. Ezroni as President on December 15, 1999. Mr. Ezroni did not receive any compensation in 1999.

(5) Notwithstanding the terms of his employment agreement, Mr. Gratch waived his right to receive a bonus for the fiscal year ended December 31, 1999.

(6) As of January 2000, Mr. Driggers resigned from his position and is no longer employed by the Company.

(7)  See "Management Incentive Plan" below.

Also see Employment Arrangements.

MANAGEMENT INCENTIVE PLAN

    In 1998, the Parent adopted an equity incentive plan (the "Stock Option Plan") for management and certain other employees of the Company and its subsidiaries (other than Messrs. Gratch or Schneider). The Stock Option Plan authorizes grants of stock options and stock appreciation rights with respect to approximately 10% of the Parent's outstanding common stock on a fully-diluted basis. Of the aggregate options or stock appreciation rights, approximately 90% are allocated to senior management personnel of the Company and its subsidiaries. Under the terms of the Stock Option Plan, options become exercisable upon the occurrence of a Liquidity Event, as defined in the Stock Option Plan, which generally relate to (i) an initial public offering of the Parent's stock, (ii) a sale of 30-80% of the Parent's shares to a non-affiliated party, or (iii) a change of ownership of the Parent. In 1999, 320,000 stock options were granted to employees of the Company pursuant to the Stock Option Plan.

401(k) PLAN

    The Company maintains a 401(k) plan (the "Plan") pursuant to which all domestic salaried and hourly employees, after completing six months of service with the Company, can elect to defer Federal Income taxation on up to 15% of their total annual compensation, including salaries and bonuses, by having such amount contributed by the Company to the trust established under the Plan rather than paid to the employee. The Company will make contributions each year in an amount equal to 25% of the employee's deferral contributions, up to a maximum of 6% of the employee's total compensation. Company matching contributions vest at the rate of 25% for each full year of service. Company contributions for the named executive officers have been included in the Summary Compensation Table set forth above.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company is a direct wholly-owned subsidiary of Indesco Holdings Co. (the "Parent"). The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Parent, as of December 31, 1999, by (i) each director of the Company, (ii) each of the executive officers of the Company, (iii) all executive officers and directors of the Company as a group and (iv) each person who is the beneficial owner of more than 5% of the outstanding Common Stock of the Parent. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them and the address of each such person is in care of the Company's offices at 950 Third Avenue, New York, New York 10022.

                  NAME AND ADDRESS                        NUMBER              PERCENTAGE OF SHARES
               OF INDIVIDUAL OR ENTITY                   OF SHARES                 OUTSTANDING
               -----------------------                   ---------                 -----------
 Ariel Gratch(1)(3).................................    7,155,000                      86.7%
 Yehochai Schneider.................................    1,095,000                      15.0
 AFA International Limited(2)(3)....................    5,110,000                      70.0
 Waldock Limited(1)(4)..............................      950,000                      11.5
 All directors and executive officers of the
 Company as a group (5 persons).....................    8,250,000                     100.0%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Effective February 4, 1998, the Company entered into a management agreement with a company affiliated with Mr. Schneider that provides for annual payments of $300,000 and expires on July 29, 2008, subject to renewal for successive five-year periods. Pursuant to the new management agreement, Mr. Schneider's affiliated company advises the Company on matters relating to strategic and financial planning and provides financial and administrative services to the Company as is necessary.

    From time to time in the ordinary course of business, AFA purchases certain metal springs for use in trigger sprayers from Spring & Wire Designs LLC ("S&W"), a company affiliated with Messrs. Gratch and Schneider. In 1999, AFA purchased for an aggregate of $1,214,000 approximately 49% of its metal springs requirements from S&W at competitive prices. The Company anticipates that S&W will continue to supply these components at competitive prices to AFA.

    In 1999, Polytek purchased molds of approximately $189,000 and maintenance services of approximately $217,000 from Brotool B.V. ("Brotool"), in which Polytek held shares. In October 1999, Polytek sold back to Brotool its shares in Brotool for a total amount of NLG 1,238,000 (US $542,000). The loss on sale of the shares was not material.

    The law firm of Gratch Jacobs & Brozman, P.C., of which Mr. Gratch is a non-practicing principal, provides legal services on an ongoing basis to the Company and its subsidiaries. During 1999, the Company paid fees of approximately $637,000 to Gratch Jacobs & Brozman, P.C.

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

(a)(1) The Financial Statements listed on page F-1 are filed as part of this Form 10-K.

(a)(2) Index to Financial Statement Schedules: None

(a)(3) Exhibits
    The exhibits listed on the accompanying Exhibit Index presented below are filed as part of this Form 10-K.

(b)       Reports on Form 8-K: None


                                                   EXHIBIT INDEX

                                                                                                                  SEQUENTIALLY
        EXHIBIT                                                                                                     NUMBERED
        NUMBER                                            DESCRIPTION                                                 PAGE
        ------                                            -----------                                                 ----
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

          10.3 --        Amendment to Loan and Security Agreement and Waiver, dated as of March 30, 2000, by and among
                         Indesco International, Inc., AFA Products, Inc., Continental Sprayers International, Inc.
                         and First Union National Bank.

          10.4 --        Management Agreement, dated as of February 4, 1998, between Indesco International,
                         Inc. and Gadraz, Inc.*

          10.5 --        Employment Agreement, dated as of February 4, 1998, between Indesco International,
                         Inc. and Ariel Gratch.*

          10.6 --        Tax Sharing Agreement, dated as of August 1, 1997, among Indesco International, Inc.,
                         Continental Sprayers International, Inc. and AFA Products, Inc.*

          10.7 --        Supply Agreement, dated as of April 23, 1998, Spring & Wire Designs LLC and Indesco
                         International, Inc.*

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

***Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Indesco International, Inc.

                                         By:  /s/ Peter Giallorenzo
                                             -------------------------
                                                  Peter Giallorenzo
                                         Title:   VP & CFO
                                         Date:    April 14, 2000


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                                  DATE
---------                                 -----                                  ----
/s/ Ariel Gratch
------------------------               CEO and Director                    April 14, 2000
Ariel Gratch                           (Principal Executive Officer)

/s/ Amiram Ezroni
------------------------               President & Director                April 14, 2000
Amiram Ezroni

/s/ Peter Giallorenzo
------------------------               Vice President and                  April 14, 2000
Peter Giallorenzo                      Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)
/s/ Yehochai Schneider
------------------------               Director                            April 14, 2000
Yehochai Schneider

                          INDEX TO FINANCIAL STATEMENTS

 INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES
   Report of Independent Accountants                                      F-2
   Consolidated Balance Sheet as of December 31, 1999 and
     December 31, 1998                                                    F-3
   Consolidated Statement of Operations for the year ended
      December 31, 1999 and December 31, 1998                             F-4
   Consolidated Statement of Stockholders Equity (Deficit)
      for the year ended December 31, 1999 and December 31, 1998          F-5
   Consolidated Statement of Cash Flows for the year ended
      December 31, 1999 and December 31, 1998                             F-6
 Notes to Consolidated Financial Statements                               F-7

 AFA HOLDINGS CO. AND SUBSIDIARIES
   Report of Independent Accountants                                      F-29
   Combined Balance Sheet as of December 31, 1997                         F-30
   Combined Statement of Operations for the five month period
      ended December 31, 1997                                             F-31
   Combined Statement of Stockholders' Equity for the five
      month period ended December 31, 1997                                F-32
   Combined Statement of Cash Flows for the five month period
      ended December 31, 1997                                             F-33
   Notes to Combined Financial Statements                                 F-34

 WTI, INC. AND SUBSIDIARIES
   Report of Independent Accountants                                      F-47
   Consolidated Balance Sheets as of July 31, 1997 and
      December 31, 1996                                                   F-48
   Consolidated Statements of Operations for the seven month
      period ended July 31, 1997 and the years ended December
      31, 1996 and 1995                                                   F-49
   Consolidated Statements of Stockholders' Equity for the
      seven months ended July 31, 1997 and for the years
      ended December 31, 1996 and 1995                                    F-50
   Consolidated Statements of Cash Flows for the seven month
      period ended July 31, 1997 and for the years ended
      December 31, 1996 and 1995                                          F-51
   Notes to Consolidated Financial Statements                             F-52

 CONTINENTAL SPRAYERS AND AFFILIATES
   Report of Independent Accountants                                      F-70
   Combined Balance Sheets as of May 31, 1997 and 1996                    F-71
   Combined Statement of Operations for the years ended May
      31, 1997, 1996 and 1995                                             F-72
   Combined Statements of Divisional Equity for the years
      ended May 31, 1997, 1996 and 1995                                   F-73
   Combined Statements of Cash Flows for the years ended May
      31, 1997, 1996 and 1995                                             F-74
   Notes to Combined Financial Statements                                 F-75

 CONTINENTAL SPRAYERS AND AFFILIATES
   Report of Independent Accountants                                      F-79
   Combined Balance Sheet as of January 31, 1998                          F-80
   Combined Statement of Operations for the eight months ended
      January 31, 1998                                                    F-81
   Combined Statement of Divisional Equity for the eight months
      Ended January 30, 1998                                              F-82
   Combined Statements of Cash Flows for the eight months ended
      January 31, 1998                                                    F-83
   Notes to Combined Financial Statements                                 F-84

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Indesco International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Indesco International, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                             PricewaterhouseCoopers LLP

New York, New York
March 30, 2000

                  Indesco International, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                           December 31, 1999 and 1998
                             (Dollars in Thousands)


                            ASSETS                                               1999             1998
                                                                                 ----             ----
Current Assets:
     Cash and Cash Equivalents                                                $     377        $   1,569
     Accounts Receivable, Net of Allowance of $70 and $45, respectively          14,275           13,941
     Inventories                                                                 12,623           13,447
     Prepaid Expenses and Other Assets                                              407              665
                                                                              ---------        ---------
         Total Current Assets                                                    27,682           29,622

Property, Plant and Equipment, Net                                               65,253           65,510
Excess of Cost Over Fair Value of Net Assets Acquired, Net                       59,470           60,953
Patents and Other Intangibles, Net                                                7,557            8,113
Deferred Financing Costs                                                          5,463            6,165
Other Assets                                                                        421            1,043
                                                                              ---------        ---------
     TOTAL ASSETS                                                             $ 165,846        $ 171,406
                                                                              =========        =========


               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Current Portion of Long-Term Debt and Capital Lease Obligations          $     871        $   1,085
     Credit Facility                                                              1,827            3,613
     Accounts and Drafts Payable                                                  8,951            7,602
     Accrued Interest Payable                                                     2,945            2,945
     Other Accrued Expenses                                                       3,988            4,201
                                                                              ---------        ---------
         Total Current Liabilities                                               18,582           19,446

Long-Term Debt and Capital Lease Obligations                                    167,832          163,416
Deferred Income Taxes                                                               535              647
                                                                              ---------        ---------
     Total Liabilities                                                          186,949          183,509
                                                                              ---------        ---------

Commitments and Contingencies

Stockholders' Deficit:
     Common Stock, Authorized 3,000 Shares of $.01 Par Value; 200 Shares
         Issued and Outstanding                                                      --               --
     Additional Paid-in Capital                                                   5,062            5,062
     Accumulated Deficit                                                        (26,166)         (17,233)
     Accumulated Other Comprehensive Income                                           1               68
                                                                              ---------        ---------
         Total Stockholders' Deficit                                            (21,103)         (12,103)
                                                                              ---------        ---------
           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 165,846        $ 171,406
                                                                              =========        =========




                 See notes to consolidated financial statements.

                  Indesco International, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                     Years Ended December 31, 1999 and 1998
                             (Dollars in Thousands)

                                                                         1999             1998
                                                                         ----             ----

Net Sales                                                             $ 102,861        $ 107,565
Cost of Sales                                                            78,460           79,923
                                                                      ---------        ---------
     Gross Profit                                                        24,401           27,642

Operating Expenses:
     Selling, General and Administrative                                 12,067           12,068
     Research and Development                                             1,918            1,068
     Amortization of Intangibles                                          2,749            2,644
     Plant Closedown Costs                                                    0            5,344
                                                                      ---------        ---------
         Total Operating Expenses                                        16,734           21,124
                                                                      ---------        ---------
               Income From Operations                                     7,667            6,518

Other (Income) Expense:
     Interest                                                            16,762           15,527
     Other                                                                 (159)            (156)
                                                                      ---------        ---------
         Total Other Expense, Net                                        16,603           15,371
                                                                      ---------        ---------
Loss Before Extraordinary Item and Provision for
Income Taxes                                                              8,936            8,853
Provision for Income Taxes                                                   (3)               1
                                                                      ---------        ---------
Loss Before Extraordinary Item                                            8,933            8,854
Extraordinary Item - Loss on Early Extinguishment of Debt                     0            7,005
                                                                      ---------        ---------

     NET LOSS                                                         $   8,933        $  15,859
                                                                      =========        =========






                 See notes to consolidated financial statements.

                  Indesco International, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                     Years Ended December 31, 1999 and 1998
                             (Dollars in Thousands)


                                                                                              ACCUMULATED
                                                               ADDITIONAL                        OTHER           TOTAL
                                                 COMMON         PAID-IN        ACCUMULATED   COMPREHENSIVE    STOCKHOLDERS'
                                                  STOCK         CAPITAL          DEFICIT         INCOME      EQUITY (DEFICIT)

BALANCE AT JANUARY 1, 1998                      $    242        $  4,320        $ (1,374)       $     28        $  3,216

Comprehensive Loss:

     Net Loss                                         --              --         (15,859)             --         (15,859)

     Translation Adjustment                           --              --              --              40              40
                                                --------        --------        --------        --------        --------

Total Comprehensive Loss                                                                                         (15,819)

Contribution of Subsidiary Equity                   (242)            242              --              --              --

Parent Debt Converted to Equity                       --           3,000              --              --           3,000

Return of Capital to Parent                           --          (2,500)             --              --          (2,500)
                                                --------        --------        --------        --------        --------

BALANCE AT DECEMBER 31, 1998                    $     --        $  5,062        $(17,233)       $     68        $(12,103)

Comprehensive Loss:

     Net Loss                                         --              --          (8,933)             --          (8,933)

     Translation Adjustment                           --              --              --             (67)            (67)
                                                --------        --------        --------        --------        --------

Total Comprehensive Loss                                                                                          (9,000)


BALANCE AT DECEMBER 31, 1999                    $     --        $  5,062        $(26,166)       $      1        $(21,103)
                                                ========        ========        ========        ========        ========




                 See notes to consolidated financial statements.

                  Indesco International, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                     Years Ended December 31, 1999 and 1998
                             (Dollars in Thousands)

                                                                                             1999             1998
                                                                                             ----             ----
Cash Flows From Operating Activities:
     Net Loss                                                                              $   8,933        $  15,859
     Less: Extraordinary Item                                                                     --           (7,005)
                                                                                           ---------        ---------
                                                                                               8,933            8,854
                                                                                           ---------        ---------
     Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
         Depreciation                                                                          7,696            7,087
         Amortization                                                                          2,749            2,645
         Loss (gain) on disposal of Property, Plant & Equipment, net                             152               --
         Plant Closedown Costs                                                                  (583)           5,344
         Deferred Income Taxes                                                                   (21)             115
         Equity in Earnings of Affiliate                                                          --              (39)
         Changes in Operating Assets and Liabilities:
              Accounts Receivable                                                                 79           (7,652)
              Inventories                                                                        341            1,776
              Prepaid Expenses and Other Assets                                                 (135)             914
              Accounts and Drafts Payable                                                      1,468            2,777
              Income Taxes Payable                                                                69             (357)
              Other Accrued Expenses                                                             279            1,335
                                                                                           ---------        ---------
                    Total Adjustments                                                         12,094           13,945
                                                                                           ---------        ---------
     Net Cash Provided by Operating Activities                                                 3,161            5,091
                                                                                           ---------        ---------

Cash Flows From Investing Activities:
     Acquisition of CSI, Net of Cash Acquired                                                     --          (93,568)
     Expenditures for Property, Plant and Equipment                                           (8,722)         (12,924)
     Proceeds From Disposal of Property, Plant and Equipment                                      --               87
     Proceeds from Sale of Investment in Affiliate                                               611               --
     Increase in Patents and Other                                                               (78)            (563)
                                                                                           ---------        ---------
     Net Cash Used by Investing Activities                                                    (8,189)        (106,968)
                                                                                           ---------        ---------

Cash Flows From Financing Activities:
     Proceeds From Senior Subordinated Notes                                                      --          145,000
     Proceeds From Term Loans                                                                     --          135,000
     Repayment of Long-Term Debt                                                              (2,323)        (173,643)
     Payments of Deferred Financing Costs                                                         --          (12,116)
     Net Borrowings Under Revolving Credit Agreements                                          6,187           10,629
     Return of Capital to Parent                                                                  --           (2,500)
                                                                                           ---------        ---------
     Net Cash Provided by Financing Activities                                                 3,864          102,370
                                                                                           ---------        ---------

Effect of Exchange Rate Changes on Cash                                                          (28)              25
                                                                                           ---------        ---------
     Net Increase in Cash and Cash Equivalents                                                (1,192)             518
Cash and Cash Equivalents at Beginning of Year                                                 1,569            1,051
                                                                                           ---------        ---------

     CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $     377        $   1,569
                                                                                           =========        =========


Supplemental Disclosures of Cash Flow Information:

                                                 1999            1998
                                                 ----            ----
        CASH PAID DURING THE PERIOD FOR:
            Interest                           $ 16,062        $  8,790
                                               ========        ========

            Income Taxes                       $    (62)       $    314
                                               ========        ========

Non-Cash Investing and Financing Information:

During fiscal 1999 and 1998, the Company entered into capital leases for machinery and equipment aggregating $105 and $2,269, respectively.

During fiscal 1998, Parent debt of $3,000 was converted to equity


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

The accompanying consolidated balance sheet as of December 31, 1999 includes the accounts of the Company and its subsidiaries (AFA, Polytek and CSI).

The accompanying consolidated statement of operations of the Company includes the results of operations of the Company and its subsidiaries (AFA, Polytek and CSI) for the year ended December 31, 1999. AFA and Polytek, for the year ended December 31, 1998 and the results of operations of CSI from its acquisition on February 1, 1998 through December 31, 1998.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany account and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue upon shipment of its products to customers.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements relate to the allowance for uncollectible accounts receivable, the allowance for slow-moving and obsolete inventories, the recoverability of long-lived assets, the allowance for sales returns and the valuation allowance for deferred tax assets.

RECLASSIFICATION

Certain prior year items have been reclassified to conform to current year presentation.

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

If events, or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (not discounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized.

RESEARCH AND DEVELOPMENT

Company sponsored research and development expenses related to present and future products are expensed as incurred.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

Net excess of cost over fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over a period of thirty years. Amortization charged to operations amounted to $2,117 and $1,958 for 1999 and 1998 respectively. Accumulated amortization amounted to $4,190 and $2,035 at December 31, 1999 and 1998, respectively.

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

PATENTS AND OTHER INTANGIBLE ASSETS

The cost of patents acquired and other intangible assets, consisting primarily of an exclusive sales agreement and royalty agreements, are being amortized using the straight-line method over the estimated useful lives ranging from twelve to fifteen years. Amortization expense amounted to $632 and $652 for 1999 and 1998 respectively. Accumulated amortization amounted to $1,389 and $818 at December 31, 1999 and 1998, respectively.

DEFERRED TOOLING

From time to time, the Company purchases certain molds and equipment (tooling) to meet specific customer product requirements. These tooling costs are capitalized by the Company and are amortized into operations over the estimated life of the sales contract period. Amortization charged to operations for 1999 and 1998 was $95 and $35, respectively.

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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of Polytek are translated at exchange rates in effect at the balance sheet date ($.4567 per guilder at December 31, 1999 and $.5328 per guilder at December 31, 1998). Items of revenue and expense are translated at average exchange rates during the period ($.4838 per guilder for the year ended December 31, 1999 and $.5041 per guilder for the year ended December 31, 1998).

Translation adjustments, resulting from translating the Polytek (for the fiscal year 1999 and 1998) and the CSI United Kingdom (for the fiscal year 1998) financial statements into dollars, are reported in the equity section of the accompanying balance sheet under the caption "Accumulated Other Comprehensive Income."

ADVERTISING COSTS

All costs relating to marketing and advertising the Company's products are expensed in the period incurred. Total advertising expenses for 1999 and 1998 were approximately $43 and $36, respectively.

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

Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial condition. Approximately 47% of the Company's consolidated net sales for the twelve months ended December 31, 1999 were to its ten largest customers. No one customer represents more than 10 percent of revenues.

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

The CSI acquisition was accounted for using the purchase method of accounting. The Company increased the value of inventory by $850 in accordance with Accounting Principles Board Opinion No. 16 and has recorded fixed assets and identifiable intangibles at their appraised fair market value. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $55,000 is being amortized over 30 years. Unaudited proforma results of operations of the Company before extraordinary items for the year ended December 31, 1998 as if the transaction had occurred on January 1, 1998 are as follows:

               Net Sales                                $112,411
                                                        ========
               Net Loss Before Extraordinary Item       $  9,177
                                                        ========

(4) INVENTORIES

The components of inventories are summarized as follows:

                                      December 31,   December 31,
                                         1999           1998
                                         ----           ----

                  Raw Material          $ 3,252        $ 3,418
                  Work-in-Process         5,267          5,015
                  Finished Goods          4,104          5,014
                                        -------        -------
                                        $12,623        $13,447
                                        =======        =======

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, summarized by major classification and estimated useful lives for depreciation purposes, is as follows:

                                                       USEFUL       DECEMBER 31,    DECEMBER 31,
                                                    LIVES (YEARS)       1999            1998
                                                    -------------   ------------    ------------
Land                                                                  $  2,538        $  2,499
Buildings                                              30 - 40          14,241          14,311
Machinery and Equipment                                 5 - 10          53,453          42,596
Furniture and Fixtures                                  5 - 7            3,431           3,056
Vehicles                                                  5                 23              23

Construction in Progress                                  --             7,174          11,754
                                                                      --------        --------

                                                                        80,860          74,239
Less: Accumulated Depreciation and Amortization                        (15,607)         (8,729)
                                                                      --------        --------
      Property, Plant and Equipment, Net                              $ 65,253        $ 65,510
                                                                      ========        ========

Construction in progress primarily consists of additions and improvements to buildings, molds and machinery. Property, plant and equipment includes approximately $1,588 for assets recorded under capital leases.

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)

(6) DEBT

DEBT CONSISTS OF THE FOLLOWING:

                                                                   1999           1998
                                                                   ----           ----
Working Capital line of credit, Dutch Guilder
("NLG")  denominated, bearing interest at 4.75 percent (a)       $  1,827       $  3,613
                                                                 ========       ========

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Revolving credit facility, dollar denominated bearing
interest at 8.73 percent (b)                                     $ 18,245       $ 12,058

Senior subordinated notes, dollar denominated
bearing interest at 9.75 percent (c)                              145,000        145,000

ABN/AMRO loan, NLG denominated, bearing
 interest at 6.10 percent (d)                                       3,009          3,962

Senior mortgage note, NLG denominated, payable
in quarterly principal installments (NLG 175 or
US $79 per annum), bearing interest at 5.50 percent (e)               959          1,212

Capital lease obligations, NLG denominated,
bearing interest at rates ranging from 5.5
percent to 7.75 percent                                             1,490          2,269
                                                                  -------        -------
                                                                  168,703        164,501
Less:  Current Portion                                                871          1,085
                                                                 --------       --------
      TOTAL LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS         $167,832       $163,416
                                                                 ========       ========

WORKING CAPITAL BORROWINGS

(a) Netherlands

Borrowings under the guilder denominated line of credit have a maximum limit of NLG 11,000 ($5,024 at December 31, 1999 and $5,861 at December 31, 1998).
Interest payments on the NLG denominated line of credit are due quarterly, or with respect to interest due on short-term loans borrowed under the line of credit, at the end of the short-term loan period. Borrowings under the NLG line of credit are collateralized by a lien on certain real property of Polytek. This line of credit contains certain covenants, the most significant of which relates to minimum net worth requirements.

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

Interest - Indebtedness under the New Credit Facility bears interest at a floating rate based (at the Company's option) upon (i) LIBOR (for either one, two, three or six months), plus an Applicable Margin ranging from 1.25 percent to 2.25 percent or (ii) the Base Rate (the greater of the Prime Rate announced by First Union or the Federal Funds Rate plus 0.50 percent) plus an Applicable Margin ranging from 0 percent to 1.00 percent.

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

        Effective March 30, 2000, the Company further amended its New Credit Facility with First Union National Bank. The March 2000 amendment, among other things, (i) reduces the Revolving Credit Commitment to the lesser of the Borrowing Base or $25 million, (ii) effects certain changes to the Borrowing Base (iii) waives compliance with the Funded Indebtedness to EBITDA ratio through the quarter ending December 31, 2000, (iv) grants First Union a security interest in certain U.S. real property and in all of the U.S. intellectual property of the Company and its domestic subsidiaries, (v) pledges the stock of the Company's domestic subsidiaries, (vi) reduces the Capital Expenditure limit (as defined in the New Credit Facility), (vii) increases by 0.25% the Applicable Margin on Eurodollar loans (currently 2.50%) and on Base Rate loans (currently 1.25%) and (viii) establishes, effective April 30, 2000, a monthly reserve of $1,178 against the Borrowing Base, which reserve reduces to zero after each semi-annual payment of interest under the New Notes. In addition, the amendment sets new financial covenants, including minimum quarterly EBITDA levels for the year 2000 and thereafter, and maximum Funded Indebtedness to EBITDA levels (determined on a rolling four-quarter basis as of the last day of each fiscal quarter) commencing with the fiscal quarter ending on March 31, 2001.

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

(d) ABN/AMRO Loan

Polytek has a credit facility with the ABN-AMRO Bank, The Netherlands. This credit facility includes a loan of up to NLG 8,500 ($3,864), requiring quarterly payments of $97 through 2007. This Note is collateralized by a lien on certain real property of Polytek. This Note contains certain covenants, the most significant of which relate to minimum net worth requirements.

(e) Senior Mortgage Note

In connection with the construction of a manufacturing facility, Polytek obtained a NLG 3,500 ($1,591) mortgage from ABN-AMRO Bank, The Netherlands. Borrowings under this Mortgage Agreement are collateralized by a lien on certain real property of Polytek.

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)

AGGREGATE ANNUAL MATURITIES

Aggregate annual maturities of debt (including capital lease obligations) at December 31, 1999 are as follows:


                           2000                    $    871
                           2001                         850
                           2002                         843
                           2003                      19,042
                           2004                         468
                           Thereafter               146,629
                                                   --------
                                                   $168,703
                                                   ========

(7) EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

In conjunction with the acquisition of CSI, the Company repaid outstanding debt of approximately $40,000 in February 1998, refinanced its term loan borrowing on April 23, 1998 and refinanced its credit facility on September 29, 1998 (see Notes 1 and 3). As a result, the Company expensed $6,054 of deferred financing costs and $951 of prepayment penalties as an extraordinary loss.

(8) INCOME TAXES

The loss before provision for income taxes consisted of:

                                                                 1999            1998
                                                                 ----            ----
     United States                                           $  8,716        $ 15,656
     Foreign                                                      220             203
                                                             --------        --------

                                                             $  8,936        $ 15,859
                                                             ========        ========
The provision (benefit) for income taxes consisted of:

     Current Tax Provision (Benefit):
           U.S. Federal                                      $     --        $     --
           State and Local                                        101             133
           Foreign                                                (83)           (247)
                                                             --------        --------

               Total Current Tax Provision (Benefit)               18            (114)
                                                             --------        --------
     Deferred Tax Provision consisted of:
           U.S. Federal                                            --              --
           State and Local                                         --              --
           Foreign                                                (21)            115
                                                             --------        --------

                 Total Deferred Tax Provision                     (21)            115
                                                             --------        --------
     Provision for Income Taxes                              $     (3)       $      1
                                                             ========        ========

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)

U.S. income tax benefit at the statutory tax rate is reconciled below to the overall U.S. and foreign income tax expense:

                                                                         1999            1998
                                                                         ----            ----

      Tax at U.S. Federal Income Tax Rate                              $ (3,127)       $ (5,391)
      State Taxes, Net of Federal Income Tax Effect                          66             124
      Impact of Foreign Tax Rates and Credits                              (104)           (132)
      Loss Not Currently Deductible                                       3,161           5,577
      Other Items, Net                                                        1            (177)
                                                                       --------        --------

            Income Tax Expense                                         $     (3)       $      1
                                                                       ========        ========

 Deferred tax assets and liabilities consisted of the following:

      Deferred Tax Assets:
          Operating Losses                                             $ 14,102        $  5,577
          Plant Closedown Costs                                             944           1,263
          Asset Basis Differences                                           374             886
          Accruals Not Currently Deductible                                 218             608
          Other                                                              30             456
                                                                       --------        --------
               Deferred Tax Assets                                       15,668           8,790
                                                                       --------        --------

 Deferred Tax Liabilities:
          Depreciation and Amortization                                   3,488           2,448
          Other                                                              --              99
                                                                       --------        --------
          Deferred Tax Liability                                          3,488           2,547
                                                                       --------        --------
Valuation Allowance                                                      12,715           6,890
                                                                       --------        --------
          Net Deferred Tax Liability                                   $    535        $    647
                                                                       ========        ========


The net income taxes refunded during 1999 was $62. The Company has U.S. net operating loss carryforwards of approximately $22,000, expiring in years 2012 through 2019. The net deferred tax liability of $535 relates to foreign taxes.

The Company has established valuation allowances in accordance with the provision of FASB Statement No. 109, "Accounting for Income Taxes." The Company will review the adequacy of the valuation allowance in the future years and recognize only those benefits as the reassessment indicates that it is more likely than not that the benefits will be realized.

(9) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company is obligated under various noncancellable operating leases which expire at various dates through 2004.

Future minimum annual rental payments in excess of one year at December 31, 1999:

                               2000       $1,340
                               2001        1,183
                               2002        1,137
                               2003        1,006
                               2004            1
                                          ------
                                          $4,667
                                          ======

Total rent expense charged to operations was approximately $527 and $155 for the years ended December 31, 1999 and 1998, respectively.

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)


EMPLOYMENT

The Company has an employment agreement with one of its officers. The agreement which expires in 2003 and is automatically renewable for two additional five-year terms provides for a minimum salary level, minimum guaranteed bonus and additional incentive compensation based on performance criteria. The commitment for salaries as of December 31, 1999 was approximately $500 per year.

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

During 1999 and 1998, the Company recorded management fees and certain expenses of $300 and $308, respectively. As of December 31, 1999, all fees and expenses had been paid.

TRANSACTIONS WITH PARENT

On February 4, 1998, the Parent assumed $3,000 of notes payable due to certain shareholders of the Parent by AFA, which amount has been recorded as a contribution of capital. In April 1998, the Company returned capital to the Parent in the amount of $2,500 from the proceeds of its debt offering.


TRANSACTIONS WITH AFFILIATES

The Company purchased molds from an affiliate for approximately $189 in 1999 and $429 in 1998. The affiliate provided certain repairs and maintenance at a cost to the Company of approximately $217 in 1999 and $250 in 1998. Included in accounts payable in the accompanying balance sheet at December 31, 1999 and 1998 is approximately $ 68 and $55 respectively, relating to these assets and services provided by the affiliate. In October 1999, the Company completed a transaction in which it sold back to the affiliate all its shares of the affiliate for a total amount of NLG 1,238 (US $562). The loss on sale of the shares was not material.

PROFESSIONAL SERVICES

The law firm of Gratch Jacobs & Brozman, P.C., of which one of the Parent's shareholders is a non-practicing principal, provides legal services on an ongoing basis to the Company and its subsidiaries. For the years ended December 31, 1999 and 1998, the Company incurred fees of approximately $637 and $1,068, respectively, from Gratch Jacobs & Brozman, P.C.

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

The Company's matching contributions under the Plan was approximately $145 for the year ended December 31, 1999.

RETIREMENT PLAN

Polytek has various pension plans covering substantially all employees. Polytek funds all costs through insurance contracts which provide for retiree benefits under the terms of the plan; there were no unfunded or overfunded benefit obligations. Pension expense for the year ended December 31, 1999 was approximately $627.

PARENT COMPANY STOCK OPTION AGREEMENT

During 1999, the Parent issued stock options to certain employees of the Company to purchase approximately 320 shares at $0.75 to $2.00 per share. The impact of such option grants is not material.

(12) PLANT CLOSEDOWN COST

In 1998, the Company finalized and approved a plan to closedown its El Paso, Texas and Juarez, Mexico manufacturing facilities. These facilities were closed in June 1999. The estimated cost of this plan was approximately $5,344, which was reflected in operating expenses in 1998. The estimated costs consisted of employee separation costs of $1,100, asset impairments of $3,978 and other exit costs of $266.

During 1999, the Company sold and disposed of certain assets of its El Paso, Texas and Juarez, Mexico facilities and incurred related severance costs. The remaining reserve of approximately $600 reflects the estimated loss on the sale of the El Paso facility.

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)



(13) SEGMENT DATA AND SUPPLEMENTAL CONSOLIDATING FINANCIAL STATEMENTS

The Company evaluates the performance of its operation by evaluating the profitability of its three major operating subsidiaries, AFA, CSI and Polytek. AFA is a U.S. supplier of trigger sprayers to independent distributors, who typically purchase in small volume but at higher margins than larger multi-national consumer product companies. CSI is a supplier of trigger sprayers to large national and multi-national consumer product manufacturers. U.S. and foreign multi-national consumer product manufacturers are provided products manufactured in the Company's Polytek facility located in the Netherlands. In 1999 and 1998, sales outside the United States approximated $30,800 and $31,780, respectively. Information relating to these operations is presented in the supplemental consolidating financial statements below.

The New Notes (described in Note 6) are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis, by the Subsidiary Guarantors. Polytek is a non-guarantor subsidiary.

- The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors because management has determined that such information is not material to the holders of the New Notes; and

- the Subsidiary Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the New Notes on a joint and several basis.

The following consolidating financial statements include the accounts of the Company, the Subsidiary Guarantors, and the non-guarantor subsidiaries.

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)


                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999

                                                                                           NON-
                                                                                        GUARANTOR
                                                              GUARANTOR SUBSIDIARIES    SUBSIDIARY
                                                             -----------------------
                                               INDESCO
                                            INTERNATIONAL,      AFA
                                                 INC.         PRODUCTS        CSI         POLYTEK       ELIMINATIONS    CONSOLIDATED
                                                 ----         --------        ---         -------       ------------    ------------
ASSETS

Current Assets:
    Cash and Cash Equivalents                 $     214       $      51    $    (170)    $     282        $      --      $     377
    Accounts Receivable, Net                      9,526          12,648       13,208         3,766          (24,873)        14,275
    Inventories                                      --           6,281        3,625         2,717               --         12,623
    Prepaid Expenses and Other Assets               121              --           25           261               --            407
                                              ---------       ---------    ---------     ---------        ---------      ---------

        Total Current Assets                      9,861          18,980       16,688         7,026          (24,873)        27,682

Property, Plant and Equipment, Net                  347          21,729       33,722         9,502              (47)        65,253
Excess Cost Over Fair Value of Net
Assets Acquired, Net                                 --          11,590       51,592        (3,712)              --         59,470
Patents and Other Intangibles, Net                   15           3,907        3,635            --               --          7,557
Deferred Financing Costs                          5,463              --           --            --               --          5,463
Deferred Tax Asset                                   --           2,041        8,099            --           (9,856)           284
Investment in Subsidiaries                       17,856              --           --            --          (17,856)            --
Loan Receivable - Intercompany                  129,428              --           --            --         (129,428)            --
Other Assets                                         --             127           10            --               --            137
                                              ---------       ---------    ---------     ---------        ---------      ---------

    TOTAL ASSETS                              $ 162,970       $  58,374    $ 113,746     $  12,816        $(182,060)     $ 165,846
                                              =========       =========    =========     =========        =========      =========

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)


                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999

                                                                                              NON-
                                                                                            GUARANTOR
                                                                   GUARANTOR SUBSIDIARIES   SUBSIDIARY
                                                                   ----------------------
                                                     INDESCO
                                                  INTERNATIONAL,     AFA
                                                       INC.        PRODUCTS      CSI          POLYTEK    ELIMINATIONS   CONSOLIDATED
                                                       ----        --------      ---          -------    ------------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Current Portion of L.T. Debt and Cap. Lease     $      --      $      --   $      --    $     871     $      --      $     871
    Obligations
    Credit Facilities                                      --             --          --        1,827            --          1,827
    Accounts and Drafts Payable                           193          3,464       4,733        2,671        (2,110)         8,951
    Income Taxes Payable                                    5             37          63           --            --            105
    Other Accrued Expenses                             26,705            475       7,612        1,990       (29,954)         6,828
                                                    ---------      ---------   ---------    ---------     ---------      ---------

        Total Current Liabilities                      26,903          3,976      12,408        7,359       (32,064)        18,582

Advances from Parent                                       --         39,927      91,583           --      (131,510)            --
Long-Term Debt & Capitalized Lease Obligations        163,245             --                    4,587            --        167,832
Deferred Income Taxes                                      --          2,041       7,815          535        (9,856)           535
                                                    ---------      ---------   ---------    ---------     ---------      ---------

    Total Liabilities                                 190,148         45,944     111,806       12,481      (173,430)       186,949

Stockholders' Deficit:
    Common Stock                                       (2,500)         3,000          --          242          (742)            --
    Additional Paid-In Capital                             --          5,521      15,795          510       (16,764)         5,062
    Accumulated Deficit                               (24,678)         3,909     (13,855)        (418)        8,876        (26,166)
    Accumulated Other Comprehensive Income                 --             --          --            1            --              1
                                                    ---------      ---------   ---------    ---------     ---------      ---------

        Total Stockholders' Deficit                   (27,178)        12,430       1,940          335        (8,630)       (21,103)
                                                    ---------      ---------   ---------    ---------     ---------      ---------
    TOTAL LIABILITIES AND
            STOCKHOLDERS' DEFICIT                   $ 162,970      $  58,374   $ 113,746    $  12,816     $(182,060)     $ 165,846
                                                    =========      =========   =========    =========     =========      =========

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                         NON-GUARANTOR
                                                                GUARANTOR SUBSIDIARIES    SUBSIDIARY
                                                  INDESCO       ----------------------
                                               INTERNATIONAL,     AFA
                                                    INC.        PRODUCTS        CSI         POLYTEK      ELIMINATIONS   CONSOLIDATED

Net Sales                                        $      --      $  38,386    $  39,327     $  25,891      $    (743)     $ 102,861

Cost of Sales                                         (168)        28,257       29,837        21,660         (1,126)        78,460
                                                 ---------      ---------    ---------     ---------      ---------      ---------

      Gross Profit                                     168         10,129        9,490         4,231            383         24,401

Operating Expenses                                   4,336          2,741        6,552         3,105             --         16,734
                                                 ---------      ---------    ---------     ---------      ---------      ---------

      Income from Operations                        (4,168)         7,388        2,938         1,126            383          7,667

Other (Income) Expense
      Interest                                       2,729          3,843        9,718           472             --         16,762
      Other                                            (24)        (1,227)        (212)          874            430           (159)
      Equity in Income of Consolidated
        Subsidiaries                                 1,922             --           --            --         (1,922)            --
                                                 ---------      ---------    ---------     ---------      ---------      ---------

       Total Other Expense, Net                      4,627          2,616        9,506         1,346         (1,492)        16,603

       Income (Loss) Before Extraordinary
         Item and Provision for Income Taxes        (8,795)         4,772       (6,568)         (220)         1,875         (8,936)

Provision for Income Taxes                               6             54           63          (126)            --             (3)
                                                 ---------      ---------    ---------     ---------      ---------      ---------

      Income (Loss) Before Extraordinary
         Item                                       (8,801)         4,718       (6,631)          (94)         1,875         (8,933)

Extraordinary Item - Loss on Early
      Extinguishment of Debt                            --             --           --            --             --             --
                                                 ---------      ---------    ---------     ---------      ---------      ---------

         Net Income (Loss)                       $  (8,801)     $   4,718    $  (6,631)    $     (94)     $   1,875      $  (8,933)
                                                 =========      =========    =========     =========      =========      =========

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999



                                                                   GUARANTOR SUBSIDIARIES       NON-
                                                                   ----------------------    GUARANTOR
                                                      INDESCO        AFA                     SUBSIDIARY
                                                   INTERNATIONAL   PRODUCTS         CSI       POLYTEK
                                                        INC.                                              ELIMINATIONS  CONSOLIDATED
Cash Flows From Operating Activities:
 Net Income (Loss)                                    $(8,801)      $ 4,718       $(6,631)    $   (94)      $ 1,875       $(8,933)
 Less: Extraordinary Item                                  --            --            --          --            --            --
                                                      -------       -------       -------     -------       -------       -------

                                                       (8,801)        4,718        (6,631)        (94)        1,875        (8,933)

 Adjustments to Reconcile Net Income (Loss)
   Provided (Used) by Operating Activities:
     Depreciation                                          13         2,882         3,099       1,702            --         7,696
     Amortization                                                       735         2,157        (143)           --         2,749
     Loss (gain) on disposal of P.P.&E                     --            77            --          75            --           152
     Plant Closedown Costs                                 --            --          (583)         --            --          (583)
     Deferred Income Taxes                                 --            --            --         (21)           --           (21)
     Equity in (Earnings) Loss of Subsidiaries
       and Affiliate                                    1,922            --            --          --        (1,922)           --
Changes in Operating Assets and Liabilities:
 Accounts Receivable                                       --        (2,232)        1,087         171         1,053            79
 Inventories                                               --          (482)          479         344            --           341
 Prepaid Expenses and Other Assets                        (76)          (66)          548        (541)           --          (135)
 Accounts and Drafts Payable                              145           466           181         676            --         1,468
 Income Taxes Payable                                       4             2            63          --            --            69
 Other Accrued Expenses                                   627           585        (2,285)        323         1,029           279
                                                      -------       -------       -------     -------       -------       -------

     Net Cash Provided (Used) by Operating
       Activities                                      (6,166)        6,685        (1,885)      2,492         2,035         3,161

Cash Flows From Investing Activities:
  Expenditures for Property, Plant and Equipment         (360)       (3,977)       (3,826)       (606)           47        (8,722)
  Proceeds from Sale of Investment in Affiliate            --            --            --         611            --           611
  Transfer of Assets                                       --        (3,159)        3,159          --            --
  Other                                                   (15)           (2)          (61)         --                         (78)
                                                      -------       -------       -------     -------       -------       -------

      Net Cash Used by Investing Activities              (375)       (7,138)         (728)          5            47        (8,189)

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)


               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999



                                                                 GUARANTOR SUBSIDIARIES      NON-
                                                                 ----------------------   GUARANTOR
                                                    INDESCO                               SUBSIDIARY
                                                 INTERNATIONAL     AFA
                                                      INC.       PRODUCTS       CSI         POLYTEK    ELIMINATIONS   CONSOLIDATED
Cash Flows From Financing Activities:
 Proceeds from Senior Subordinated Notes
   and Term Loans                                    6,187            --           --            --           --          6,187
 Repayment of Long-Term Debt                            --            --           --        (2,323)          --         (2,323)
 Advances from Parent                                  500          (496)       2,078            --       (2,082)            --
                                                   -------       -------      -------       -------      -------        -------

      Net Cash Provided (Used) by Financing
        Activities                                   6,687          (496)       2,078        (2,323)      (2,082)         3,864
                                                   -------       -------      -------       -------      -------        -------

Effect of Exchange Rate Change on Cash                  --            --           --           (28)          --            (28)

Net Increase (Decrease) in Cash and Cash
   Equivalents                                         146          (949)        (535)          146           --         (1,192)

Cash and Cash Equivalents at Beginning of Year          68         1,000          365           136           --          1,569
                                                   -------       -------      -------       -------      -------        -------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   214       $    51      $  (170)      $   282      $    --        $   377
                                                   =======       =======      =======       =======      =======        =======

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)


                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998


                                                              GUARANTOR SUBSIDIARIES
                                                              ----------------------
                                              INDESCO                                    NON-GUARANTOR
                                            INTERNATIONAL,       AFA           CSI         POLYTEK &
                                                 INC.          PRODUCTS        U.S.        CSI EUROPE    ELIMINATIONS   CONSOLIDATED
ASSETS

Current Assets:
    Cash and Cash Equivalents                 $      68       $   1,000     $     365      $     136       $      --      $   1,569
    Accounts Receivable, Net                      8,802          10,409        14,829          3,731         (23,830)        13,941
    Inventories                                      --           5,799         4,104          3,549              (5)        13,447
    Prepaid Expenses and Other Assets                67               1            38            559              --            665
                                              ---------       ---------     ---------      ---------       ---------      ---------

        Total Current Assets                      8,937          17,209        19,336          7,975         (23,835)        29,622

Property, Plant and Equipment, Net                   --          17,552        35,946         12,387            (375)        65,510
Excess Cost Over Fair Value of Net
Assets Acquired, Net                                 --          12,009        53,431         (4,487)             --         60,953
Patents and Other Intangibles, Net                   --           4,221         3,517             --             375          8,113
Deferred Financing Costs                          6,165              --            --             --              --          6,165
Investment in Subsidiaries                       19,778              --           (63)           680         (19,715)           680
Other Assets                                    129,928             879         8,110             --        (138,554)           363
                                              ---------       ---------     ---------      ---------       ---------      ---------

    TOTAL ASSETS                              $ 164,808       $  51,870     $ 120,277      $  16,555       $(182,104)     $ 171,406
                                              =========       =========     =========      =========       =========      =========

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998

                                                                  GUARANTOR SUBSIDIARIES      NON-
                                                                  ----------------------    GUARANTOR
                                                    INDESCO          AFA          CSI       POLYTEK &
                                                 INTERNATIONAL,   PRODUCTS        U.S.      CSI EUROPE   ELIMINATIONS   CONSOLIDATED
                                                      INC.
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Current Portion of L.T. Debt and
         Capital Lease Obligations                 $      --      $      --    $      --    $   1,085      $      --      $   1,085
    Credit Facilities                                     --             --           --        3,613             --          3,613
    Accounts and Drafts Payable                           48          1,937        4,180        1,582           (145)         7,602
    Income Taxes Payable                                   1             35           --           --             --             36
    Other Accrued Expenses                            26,077            953       10,269        2,774        (32,963)         7,110
                                                   ---------      ---------    ---------    ---------      ---------      ---------

        Total Current Liabilities                     26,126          2,925       14,449        9,054        (33,108)        19,446

Advances from Parent                                      --         40,423       89,505          (63)      (129,865)            --
Long-Term Debt & Capitalized Lease Obligations       157,058             --                     6,358             --        163,416
Deferred Income Taxes                                     --            811        7,815          647         (8,626)           647
                                                   ---------      ---------    ---------    ---------      ---------      ---------

    Total Liabilities                                183,184         44,159      111,769       15,996       (171,599)       183,509

Stockholders' Deficit:
    Common Stock                                      (2,500)         3,000                       242           (742)            --
    Additional Paid-In Capital                            --          5,521       15,795          510        (16,764)         5,062
    Accumulated Deficit                              (15,876)          (810)      (7,287)        (261)         7,001        (17,233)
    Accumulated Other Comprehensive Income                --             --           --           68             --             68
                                                   ---------      ---------    ---------    ---------      ---------      ---------

        Total Stockholders' Deficit                  (18,376)         7,711        8,508          559        (10,505)       (12,103)
                                                   ---------      ---------    ---------    ---------      ---------      ---------
    TOTAL LIABILITIES AND
            STOCKHOLDERS' DEFICIT                  $ 164,808      $  51,870    $ 120,277    $  16,555      $(182,104)     $ 171,406
                                                   =========      =========    =========    =========      =========      =========

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                            GUARANTOR SUBSIDIARIES    NON-GUARANTOR
                                                            ----------------------    SUBSIDIARIES
                                             INDESCO         AFA            CSI         POLYTEK &
                                          INTERNATIONAL,   PRODUCTS         U.S.        CSI EUROPE     ELIMINATIONS   CONSOLIDATED
                                               INC.

Net Sales                                   $      --      $  30,410     $  49,133      $  28,238       $    (216)     $ 107,565

Cost of Sales                                      --         21,646        35,008         23,480            (211)        79,923
                                            ---------      ---------     ---------      ---------       ---------      ---------

      Gross Profit                                             8,764        14,125          4,758              (5)        27,642

Operating Expenses                              1,905          2,375        12,451          4,393                         21,124
                                            ---------      ---------     ---------      ---------       ---------      ---------

      Income from Operations                   (1,905)         6,389         1,674            365              (5)         6,518

Other (Income) Expense
      Interest                                  2,406          3,743         8,835            543                         15,527
      Other                                        13           (205)           33             64             (22)          (117)
      Equity in Income of Consolidated
        Subsidiaries                            6,984             --            --            (39)         (6,984)           (39)
                                            ---------      ---------     ---------      ---------       ---------      ---------

       Total Other Expense, Net                 9,403          3,538         8,868            568          (7,006)        15,371

       Income (Loss) Before
       Extraordinary Item
         and Provision for Income Taxes       (11,308)         2,851        (7,194)          (203)          7,001         (8,853)

Provision for Income Taxes                          1             64            93           (157)             --              1
                                            ---------      ---------     ---------      ---------       ---------      ---------

       Income (Loss) Before
       Extraordinary Item                     (11,309)         2,787        (7,287)           (46)          7,001         (8,854)

Extraordinary Item - Loss on Early
      Extinguishment of Debt                    4,567          2,438            --             --              --          7,005
                                            ---------      ---------     ---------      ---------       ---------      ---------

         Net Income (Loss)                  $ (15,876)     $     349     $  (7,287)     $     (46)      $   7,001      $ (15,859)
                                            =========      =========     =========      =========       =========      =========

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                                 GUARANTOR SUBSIDIARIES
                                                                 ----------------------   NON-GUARANTOR
                                                    INDESCO        AFA          CSI       SUBSIDIARIES
                                                 INTERNATIONAL   PRODUCTS       U.S.       POLYTEK &
                                                      INC.                                 CSI EUROPE     ELIMINATIONS  CONSOLIDATED
Cash Flows From Operating Activities:
 Net Income (Loss)                                 $ (15,876)    $    349    $  (7,287)    $     (46)      $   7,001     $ (15,859)
 Less: Extraordinary Item                              5,518        1,487           --            --              --         7,005
                                                   ---------     --------    ---------     ---------       ---------     ---------

                                                     (10,358)       1,836       (7,287)          (46)          7,001        (8,854)

 Adjustments to Reconcile Net Income (Loss)
   Provided (Used) by Operating Activities:
    Depreciation                                          --        2,409        3,154         1,524              --         7,087
    Amortization                                          --          767        2,023          (145)             --         2,645
    Plant Closedown Costs                                 --           --        5,344            --              --         5,344
    Deferred Income Taxes                                 --           --           --           115              --           115
    Equity in (Earnings) Loss of Subsidiaries
     and Affiliate                                     6,984           --           --           (39)         (6,984)          (39)
Changes in Operating Assets and Liabilities:
 Accounts Receivable                                  (8,802)      (6,476)     (14,829)       (1,256)         23,711        (7,652)
 Inventories                                              --          924          116           731               5         1,776
 Prepaid Expenses and Other Assets                       366          112          345            91              --           914
 Accounts and Drafts Payable                              48          803        1,965           106            (145)        2,777
 Income Taxes Payable                                      1           35           --          (393)                         (357)
 Other Accrued Expenses                              (19,787)        (478)       6,830         2,727          12,043         1,335
                                                   ---------     --------    ---------     ---------       ---------     ---------

      Net Cash Provided (Used) by Operating
        Activities                                   (31,548)         (68)      (2,339)        3,415          35,631         5,091

Cash Flows From Investing Activities:
 Acquisition of CSI                                  (93,568)          --           --            --              --       (93,568)
 Expenditures for Property, Plant and
   Equipment                                              --         (691)     (11,410)       (2,326)          1,503       (12,924)
 Proceeds from Disposal of Property, Plant and
   Equipment                                              --           25           14            73             (25)           87
   Other                                                  --           --         (563)           --              --          (563)
                                                   ---------     --------    ---------     ---------       ---------     ---------

      Net Cash Used by Investing Activities          (93,568)        (666)     (11,959)       (2,253)          1,478      (106,968)

                  Indesco International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)


               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                                 GUARANTOR SUBSIDIARIES   NON-GUARANTOR
                                                    INDESCO         AFA                     SUBSIDIARY
                                                 INTERNATIONAL    PRODUCTS      CSI          POLYTEK      ELIMINATIONS  CONSOLIDATED
                                                      INC.
Cash Flows From Financing Activities:
 Proceeds from Senior Subordinated Notes
   and Term Loans                                    280,000            --           --            --             --       280,000
 Repayment of Long-Term Debt                        (135,000)      (38,000)          --          (643)            --      (173,643)
 Payments of Deferred Financing Costs                (12,116)           --           --            --             --       (12,116)
 Net (Repayment) Borrowings Under Revolving
   Credit Agreements                                  12,058        (2,542)          --         1,113             --        10,629
 Return of Capital to Parent                          (2,500)           --           --            --             --        (2,500)
 Advances from Parent                                (17,258)       42,134       14,663        (2,430)       (37,109)            0
                                                   ---------     ---------    ---------     ---------      ---------     ---------

      Net Cash Provided (Used) by Financing
        Activities                                   125,184         1,592       14,663        (1,960)       (37,109)      102,370
                                                   ---------     ---------    ---------     ---------      ---------     ---------

Effect of Exchange Rate Change on Cash                    --            --           --            25             --            25

Net Increase (Decrease) in Cash and Cash
 Equivalents                                              68           858          365          (773)            --           518

Cash and Cash Equivalents at Beginning of Year            --           142           --           909             --         1,051
                                                   ---------     ---------    ---------     ---------      ---------     ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD        $      68     $   1,000    $     365     $     136      $      --     $   1,569
                                                   =========     =========    =========     =========      =========     =========

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