Form 10-Q
period 2000-03-31
INDESCO INTERNATIONAL INC
filed 2000-05-05
CIK 1061701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                  Yes [x] No[ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 1, 2000)

                  Common Stock: 200 Shares, Par Value $0.01

                           INDESCO INTERNATIONAL, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART I.          FINANCIAL INFORMATION                                                                              PAGE

ITEM 1.          Condensed Consolidated Balance Sheets of Indesco International,
                 Inc. and Subsidiaries at March 31, 2000 (Unaudited) and December 31, 1999....................         2

                 Condensed Consolidated Statements of Operations of Indesco
                 International, Inc. and Subsidiaries for the Three Months Ended
                 March 31, 2000 and 1999 (Unaudited)..........................................................         3

                 Condensed Consolidated Statements of Cash Flows of Indesco
                 International, Inc. and Subsidiaries for the Three Months Ended
                 March 31, 2000 and 1999 (Unaudited)..........................................................         4

                 Notes to Condensed Consolidated Financial Statements (Unaudited).............................         5

ITEM 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................................................        18

PART II.         OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K.............................................................        21

SIGNATURE        .............................................................................................        22

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                                    MARCH 31, 2000         DECEMBER 31,
                                                                                      (UNAUDITED)              1999
ASSETS
Current Assets:
   Cash and Cash Equivalents                                                        $         965         $        377
   Accounts Receivable, Net                                                                13,186               14,275
   Inventories                                                                             13,156               12,623
   Prepaid Expenses and Other Assets                                                          454                  407
                                                                                    -------------         ------------
         Total Current Assets                                                              27,761               27,682

Property, Plant and Equipment, Net                                                         62,863               65,253
Excess of Cost Over Fair Value of Net Assets Acquired, Net                                 58,368               59,470
Patents and Other Intangibles, Net                                                          7,411                7,557
Deferred Financing Costs                                                                    5,287                5,463
Other Assets                                                                                  404                  421
                                                                                    -------------         ------------
         TOTAL ASSETS                                                               $     162,094         $    165,846
                                                                                    =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Current Portion of Long-Term Debt and Capital Lease Obligations                  $         829         $        871
   Credit Facilities                                                                        1,520                1,827
   Accounts and Drafts Payable                                                              8,019                8,951
   Income Taxes Payable                                                                        78                   --
   Accrued Expenses                                                                        11,078                6,933
                                                                                    -------------         ------------
Total Current Liabilities                                                                  21,524               18,582

Long-Term Debt and Capital Lease Obligations                                              162,535              167,832
Deferred Income Taxes                                                                         509                  535
                                                                                    -------------         ------------
         Total Liabilities                                                                184,568              186,949

Commitments and Contingencies

Stockholders' Equity (Deficit):
   Common-Stock, Authorized 3,000 Shares of $.01 Par Value;
      200 Shares Issued and Outstanding                                                        --                   --
   Additional Paid-in Capital                                                               5,062                5,062
   Accumulated Deficit                                                                    (27,517)             (26,166)
   Accumulated Other Comprehensive Income                                                     (19)                   1
                                                                                    --------------        ------------
         Total Stockholders' Equity (Deficit)                                             (22,474)             (21,103)
                                                                                    -------------         ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $     162,094         $    165,846
                                                                                    =============         ============

           See notes to condensed consolidated financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                          March 31, 2000   March 31, 1999
                                                               ----             ----
                                                           (Unaudited)       (Unaudited)
         Net Sales                                       $     26,563      $     27,684
         Cost of Sales                                         20,110            20,783
                                                         ------------      ------------
             Gross Profit                                       6,453             6,901

         Operating Expenses:
            Selling, General and Administrative                 2,601             2,963
            Research and Development                              191               554
            Amortization of Intangibles                           692               684
                                                         ------------      ------------
              Total Operating Expenses                          3,484             4,201
                                                         ------------      ------------
         Income From Operations                                 2,969             2,700

         Other (Income) Expense:
            Interest                                            4,143             4,146
            Other                                                 (22)             (103)
                                                         ------------      ------------
              Total Other Expense, Net                          4,121             4,043
                                                         ------------      ------------
         Income (Loss) Before
             Provision for Income Taxes                        (1,152)           (1,343)
         Provision for Income Taxes                               199                50
                                                         ------------      ------------
         Net Loss                                        $     (1,351)     $     (1,393)
                                                          ============      ============

           See notes to condensed consolidated financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                  March 31, 2000   March 31, 1999
                                                                         ----             ----
                                                                    (Unaudited)       (Unaudited)
Cash Flows From Operating Activities:
   Net Income (Loss)                                                   $(1,351)       $(1,393)

Adjustments to Reconcile Net Loss to Net Cash
 Provided by Operating Activities:
   Depreciation                                                          2,229          1,769
   Amortization                                                            868            684
   Loss on Disposal of Property, Plant and Equipment                        --             55
   Changes in Operating Assets and Liabilities:
      Accounts Receivable                                                  382         (1,862)
      Inventories                                                         (666)         1,983
      Prepaid Expenses and Other Assets                                  1,222             22
      Accounts and Drafts Payable                                         (836)          (651)
      Income Taxes Payable                                                  36             43
      Accrued Expenses                                                   4,319          4,517
                                                                        -------        ----------
      Total Adjustments                                                  7,554          6,560
                                                                         -------        ----------
      Net Cash Provided (Used) by Operating Activities                   6,203          5,167
                                                                        -------        ----------
Cash Flows From Investing Activities:
   Acquisition of CSI, Net of Cash Acquired                                 --             --
   Expenditures for Property, Plant and Equipment                         (304)        (2,663)
   Proceeds From Disposal of Property, Plant and Equipment                  --             --
   Other                                                                   (11)            (7)
                                                                        -------        ----------
   Net Cash Used by Investing Activities                                  (315)        (2,670)
                                                                         -------        ----------
Cash Flows From Financing Activities:
   Repayment of Long-Term Debt                                            (339)          (236)
   Net Borrowings (Reductions) Under Revolving Credit Agreements        (4,953)        (1,141)
                                                                        -------        ----------
   Net Cash Provided (Used) by Financing Activities                     (5,292)        (1,377)
Effect of Exchange Rate Changes on Cash                                    (15)           (25)
                                                                        -------        ----------
   Net Increase in Cash and Cash Equivalents                               588          1,095
Cash and Cash Equivalents at Beginning of Year                             377          1,569
                                                                        -------        ----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    965        $ 2,664
                                                                        =======        ==========
Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Period for:
      Interest                                                        $    437        $   565
                                                                        -------        ----------
      Income Taxes                                                    $     36        $     7
                                                                        -------        ----------
Non-Cash Investing and Financing Information:

During the three month periods ended March 31, 2000 and 1999, the Company entered into capital leases for machinery and equipment aggregating $ 0 and $105, respectively.



                 See notes to consolidated financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




(1)  ORGANIZATION AND BASIS OF PRESENTATION

         Indesco International, Inc. (the "Company"), is a wholly owned subsidiary of Indesco Holdings Co., formerly AFA Holdings Co. ("Parent"). The Company manufactures and sells finger activated liquid dispensing devices ("trigger sprayers") primarily in the United States and the Netherlands. The Parent was formed in July 1997 to acquire, through a wholly-owned subsidiary, the assets and liabilities of AFA Products, Inc. ("AFA"), located in Forest City, North Carolina. Concurrent with this transaction, the stockholder of the Parent and an affiliate of another stockholder of the Parent acquired the outstanding capital stock of AFA Polytek B.V. ("Polytek") based in The Netherlands. In addition, effective February 1, 1998, the Company acquired certain assets and liabilities of Continental Sprayers International ("CSI"), a division of Contico International, Inc. for approximately $94 million. Concurrent with the CSI acquisition, Polytek became a wholly-owned subsidiary of the Company.

         The accompanying unaudited condensed consolidated balance sheet of the Company as of March 31, 2000 includes the accounts of the Company and its subsidiaries (AFA, Polytek and CSI) as compared to the balance sheet as of December 31, 1999.

         The accompanying unaudited condensed consolidated statements of operations and cash flows of the Company for the three months ended March 31, 2000 and 1999 include the results of operations of the Company and its subsidiaries (AFA, Polytek and CSI).

         The unaudited condensed consolidated balance sheet as of March 31, 2000 and the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999, in the opinion of management, have been prepared on the same basis as the Company's audited financial statements as of and for the year ended December 31, 1999 and include all significant adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in the notes to the condensed consolidated financial statements for these periods are also unaudited. Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the related annual audited financial statements and notes thereto. Results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.

(2)  SIGNIFICANT ACCOUNTING POLICIES

         The condensed consolidated financial statements have been prepared using the accounting policies disclosed in the related annual audited financial statements.

Foreign Currency Translation

         Assets and liabilities of Polytek are translated at exchange rates in effect at the balance sheets dates ($.4343 and $.4567 per guilder at March 31, 2000 and December 31, 1999, respectively). Items of revenue and expense are translated at average exchange rates during the period ($.4382 and $.4838 per guilder for the three-month periods ended March 31, 2000 and 1999, respectively). Translation adjustments resulting from translating the Polytek financial statements into dollars are reported in the equity section of the accompanying balance sheet under the caption "Accumulated Other Comprehensive Income."

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


(3) INVENTORIES

The components of inventories as of March 31, 2000 and December 31, 1999 are summarized as follows:

                                       MARCH 31,       DECEMBER 31,
                                         2000              1999
                                         ----              ----

Raw Material                         $    2,790        $    3,252
Work-in-Process                           6,139             5,267
Finished Goods                            4,227             4,104
                                     ----------        ----------
                                     $   13,156        $   12,623
                                     ==========        ==========


(4)  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, summarized by major classification and estimated useful lives for depreciation purposes, is as follows:

                                                          USEFUL          MARCH 31,       DECEMBER 31,
                                                        LIVES (YEARS)        2000              1999
                                                        -------------        ----              ----

Land                                                                      $     2,497       $    2,538
Buildings                                                    30-40             14,060           14,241
Machinery and Equipment                                       5-7              53,118           53,453
Furniture and Fixtures                                        5-7               3,503            3,431
Vehicles                                                      5                    23               23
Construction in Progress                                                        7,318            7,174
                                                                          -----------       ----------
                                                                               80,519           80,860
Less: Accumulated Depreciation and Amortization                               (17,656)         (15,607)
                                                                          -----------       ----------
Property, Plant and Equipment, Net                                        $    62,863       $   65,253
                                                                          ===========       ==========

         Construction in progress primarily consists of additions and improvements to buildings, molds and machinery. Property, plant and equipment include approximately $1,533 for assets recorded under capital leases.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




(5) DEBT

         Debt consists of the following:

                                                                             MARCH 31,     DECEMBER 31,
                                                                               2000            1999
                                                                               ----            ----
Working Capital line of credit, Dutch Guilder
    ("NLG") denominated bearing interest at 4.75 percent (a)             $       1,520    $    1,827
                                                                         =============    ==========

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Revolving credit facility, dollar denominated bearing
    interest at 8.63 percent (b)                                         $      13,292    $   18,245
Senior subordinated notes, dollar denominated bearing interest
    at 9.75 percent (c)                                                        145,000       145,000
ABN/AMRO loan, NLG denominated, bearing interest at
    6.10 percent (d)                                                             2,769         3,009
Senior mortgage note, NLG denominated,
    payable in quarterly principal installments
    (NLG 175,000 or US $84,000 per annum),
    bearing interest at 5.50 percent (e)                                           893           959
Capital lease obligations, NLG denominated,
    bearing interest at rates ranging from 7.10 percent
    to 7.75 percent                                                              1,410         1,490
                                                                         -------------    ----------
                                                                               163,364       168,703
Less: Current Portion                                                              829           871
                                                                         -------------    ----------
    TOTAL LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                   $     162,535    $  167,832
                                                                         =============    ==========

  Working Capital Borrowings

         (a) Netherlands

         Borrowings under the NLG denominated line of credit have a maximum limit of NLG 11,000 ($4,777 and $5,024 at March 31, 2000 and December 31, 1999,
respectively). Interest payments on the NLG denominated line of credit are due quarterly, or with respect to interest due on short-term loans borrowed under the line of credit, at the end of the short-term loan period. Borrowings under the NLG line of credit are collateralized by a lien on certain real property of Polytek. This line of credit contains certain covenants, the most significant of which relates to minimum net worth requirements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


  Long-Term Debt

         (b) U.S.
         Credit Facility

         General--As of September 29, 1998, the Company, AFA and CSI entered into a credit facility (the "Credit Facility") with First Union National Bank ("First Union") for a term of five years. As amended on March 30, 2000, the Credit Facility provides for up to $25,000 of borrowings from time to time and includes a subfacility for the issuance of letters of credit up to a maximum aggregate amount at any one time outstanding not to exceed $2,000.

         Collateral--Indebtedness under the Credit Facility is collateralized by a first priority security interest in all accounts receivable, inventory, machinery and equipment (including molds), certain U.S. real property and all of the U.S. intellectual property of the Company and its domestic subsidiaries. In addition, the Company has agreed to pledge the stock of its domestic subsidiaries.

         Interest--Indebtedness under the Credit Facility bears interest at a floating rate based (at the Company's option) upon (i) LIBOR (for either one, two, three or six months), plus an Applicable Margin ranging from 1.25 percent to 2.50 percent or (ii) the Base Rate (the greater of the Prime Rate announced by First Union or the Federal Funds Rate plus 0.50 percent) plus an Applicable Margin ranging from 0.00 percent to 1.25 percent.

         Borrowing Base--The availability of borrowings under the New Credit Facility is subject to a borrowing base equal to the sum of (i) 85 percent of eligible accounts receivable, (ii) 60 percent of eligible inventory, (iii) 100 percent of the orderly liquidation value of selected eligible machinery and equipment, (iv) Year 2000 Fixed Availability (as defined in the Credit Agreement, as amended) and (v) the lesser of (a) $2,000 and (b) 40% of the Original Real Estate Value ($5,440 reduced by 1/28%th quarterly). The lender has the right to set reserves which can limit the amount of borrowing base availability. Effective April 30, 2000, a monthly reserve of $1,178 has been established against the Borrowing Base, which reserve reduces to zero after each semi-annual payment of interest under the New Notes.

         Covenants--The New Credit Facility requires the Company (on a consolidated basis, including all domestic subsidiaries and Polytek) to meet certain financial tests at the end of each fiscal quarter, including minimum quarterly EBITDA levels, maximum Funded Indebtedness of EBITDA levels (waived through December 31, 2000) determined on a rolling four-quarter basis as of the last day of each fiscal quarter, and a Fixed Charge Coverage Ratio.

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

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



         (c) Senior Subordinated Notes

         On April 23, 1998, the Company issued $145,000 of 9.75 percent Senior Subordinated Notes due April 15, 2008 (the "Old Notes") which have been exchanged for New Notes, as defined below. The net proceeds were used by the Company to refinance U.S. indebtedness, including borrowings incurred in connection with the acquisition in February 1998 of substantially all of the assets of CSI, as previously mentioned in Notes (1) and (3). Interest on the Old Notes was payable semi-annually on April 15 and October 15.

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

         On August 17, 1998, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 with respect to its 9.75% Senior Subordinated Notes due April 15, 2008 ("New Notes") which are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis, by the Subsidiary Guarantors (see Note 13). On September 16, 1998, the Company concluded its exchange offer and the New Notes were exchanged for $145,000 aggregate principal amount of the Old Notes. The New Notes are subordinated in right of payment to all existing and future Senior Indebtedness, including indebtedness under the New Credit Facility and, except for certain transfer restrictions and registration rights relating to the Old Notes, are identical in all material respects to the Old Notes.

         (d) ABN/AMRO Loan

         Polytek has a credit facility with the ABN-AMRO Bank, The Netherlands. This credit facility includes a loan of up to NLG 8,500 ($3,692) requiring quarterly payments of NLG 216 ($94) through 2007. This Note is collateralized by a lien on certain real property of Polytek. This Note contains certain covenants, the most significant of which relate to minimum net worth requirements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



         (e) Senior Mortgage Note

         In connection with the construction of a manufacturing facility, Polytek obtained a NLG 3,500 ($1,520) mortgage from ABN-AMRO Bank, The Netherlands. Borrowings under this Mortgage Note are collateralized by a lien on certain real property of Polytek.

 (6) INCOME TAXES

         The profit (loss) before provision for income taxes consisted of:

                                                                 THREE MONTHS
                                                                     ENDED
                                                           MARCH 31,      MARCH 31,
                                                           2000           1999
                                                           ----           ----

United States                                          $   (1,567)     $     (480)
Foreign                                                       415            (863)
                                                       ----------      -----------
Total Pre-Tax Loss                                     $   (1,152)     $   (1,343)
                                                       ===========     ===========

         The condensed consolidated statements of operations include income taxes on foreign subsidiary income and minimum state taxes. The Company has recorded a full valuation allowance related to the potential tax benefit of the net operating loss carryforward and other deferred tax assets.

         The Company paid income taxes of $36 and $7 for the three month periods ended March 31, 2000 and 1999, respectively. The Company has U.S. net operating loss carryforwards of approximately $22,000, expiring in years 2012 through 2019. The net deferred tax liability of $509 relates to foreign taxes.

         The Company has established valuation allowances in accordance with the provision of FASB Statement No. 109, "Accounting for Income Taxes." The Company will review the adequacy of the valuation allowance in the future years and recognize only those benefits as the reassessment indicates that it is more likely than not that the benefits will be realized.

(7)  CONTINGENCIES

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

(8)  RELATED PARTY TRANSACTIONS

  Management Fees

         The Company has a management agreement with an affiliate of one of the shareholders of the Parent that provides for annual payments of $300 and expires on July 29, 2008, subject to renewal for successive five-year periods.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



         For each of the three months ended March 31, 2000 and 1999, the Company incurred approximately $75 of management fees. As of March 31, 2000 and December 31, 1999, all fees had been paid.

  Transactions with Affiliates

         Until October 1999, Polytek purchased molds from an affiliate for approximately $189. In addition, the affiliate provided certain repairs and maintenance at a cost to Polytek of approximately $217. Included in accounts payable in the accompanying balance sheet at December 31, 1999, is approximately $68 relating to these assets and services provided by the affiliate. In October 1999, Polytek completed a transaction in which it sold back to the affiliate all its shares of the affiliate for a total amount of NLG 1,238 (US $562).
The loss on sale of the shares was not material.

  Professional Services

         The law firm of Gratch Jacobs & Brozman, P.C., of which one of the Parent's shareholders is a non-practicing principal, provides legal services on an ongoing basis to the Company and its subsidiaries. For the three months ended March 31, 2000 and 1999, the Company incurred fees of approximately $90 and $130, respectively, to Gratch Jacobs & Brozman, P.C.

(9)  EMPLOYEE BENEFIT PLANS

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

(10)  PLANT CLOSEDOWN COST

         Pursuant to its plan approved in 1998, the Company closed its El Paso, Texas and Juarez, Mexico manufacturing facilities in June 1999. The estimated cost of this plan was approximately $5,344, which was reflected in operating expenses in 1998. The estimated costs consisted of employee separation costs of $1,100, asset impairments of $3,978, and other exit costs of $266. During 1999, the Company sold and disposed of certain assets of its El Paso and Juarez facilities and incurred related severance costs. The remaining reserve of approximately $600 at March 31, 2000 and December 31, 1999 reflects the estimated loss on the sale of the El Paso facility.

(11)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         The New Notes (described in Note 6) are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis, by the Subsidiary Guarantors. Polytek is a non-guarantor subsidiary.

         The following condensed consolidating financial statements include the accounts of the Company, the Subsidiary Guarantors, and the non-guarantor subsidiary.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 SUBSIDIARY           NON-GUARANTOR
                                                                 GUARANTORS            SUBSIDIARY
                                                             ------------------       -------------
                                             INDESCO
                                           INTERNATIONAL,      AFA
                                                INC.         PRODUCTS       CSI          POLYTEK     ELIMINATIONS   CONSOLIDATED
                                                ----         --------       ---          -------     ------------   ------------
ASSETS:
CURRENT ASSETS:
     Cash and Cash Equivalents              $   1,246           (434)        (216)          369               --        $     965
     Accounts Receivable, Net                   9,508         11,587       12,811         3,687          (24,407)          13,186
     Inventories                                   --          6,493        4,143         2,520               --           13,156
     Prepaid Expenses & Other                     284             16           26           128               --              454
                                            -------------------------------------------------------------------------------------
TOTAL  CURRENT  ASSETS                         11,038         17,662       16,764         6,704          (24,407)          27,761

Property, Plant & Equipment, Net                  349         20,950       32,730         8,881              (47)          62,863
Excess Purchase Price Over Fair Value
   of Net Assets Acquired, Net                     --         11,485       50,381        (3,498)              --           58,368
Patents & Other Intangibles, Net                   15          3,829        3,567            --               --            7,411
Deferred Financing Costs, Net                   5,287             --           --            --               --            5,287
Deferred Tax Asset                                 --          2,041        8,099            --           (9,856)             284
Investments in Subsidiaries                    18,515             --           --            --          (18,515)              --
Other                                         126,015            109           11            --         (126,015)             120
                                            -------------------------------------------------------------------------------------
TOTAL  ASSETS                                 161,219         56,076      111,552        12,087         (178,840)         162,094
                                            =====================================================================================


LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES:
Current Portion of Long Term Debt and
  Capital Lease Obligations                 $      --             --          829            --               --        $     829
Credit Facility                                    --             --           --         1,520               --            1,520
Accounts Payable - Trade                          295          2,782        3,977         2,868           (1,903)           8,019
Income Taxes Payable                               --             78           --            --               --               78
Accrued Expenses                               30,864            656        7,684         1,526          (29,652)          11,078
                                            -------------------------------------------------------------------------------------
TOTAL  CURRENT LIABILITIES                     31,159          3,516       11,661         6,743          (31,555)          21,524

Long Term Debt                                158,292         36,855       91,285         4,243         (128,140)         162,535
Deferred Income Taxes                              --          2,041        7,815           509           (9,856)             509
                                            -------------------------------------------------------------------------------------
TOTAL  LIABILITIES                            189,451         42,412      110,761        11,495         (169,551)         184,568
                                            -------------------------------------------------------------------------------------
STOCKHOLDERS'  EQUITY:
   Common Stock                                (2,500)         3,000           --           242             (742)              --
   Additional Paid - In Capital                    --          5,521       15,795           510          (16,764)           5,062
   Accumulated Deficit                        (25,732)         5,143      (15,004)         (141)           8,217          (27,517)
  Accumulated Other Comprehensive Income           --             --           --           (19)              --              (19)
                                            -------------------------------------------------------------------------------------
TOTAL  STOCKHOLDERS'  EQUITY                  (28,232)        13,664          791           592           (9,289)         (22,474)
                                            -------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY   $ 161,219      $  56,076      111,552        12,087         (178,840)         162,094
                                            =====================================================================================

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                              SUBSIDIARY          NON-GUARANTOR
                                                              GUARANTORS            SUBSIDIARY
                                          INDESCO        --------------------       ----------
                                       INTERNATIONAL,      AFA
                                            INC.         PRODUCTS       CSI          POLYTEK       ELIMINATIONS    CONSOLIDATED
                                            ----         --------       ---          -------       ------------    ------------

Net Sales                                $     --           9,865      10,128          6,808             (238)       $ 26,563
Cost of Sales                                  --           7,115       8,080          5,345             (430)         20,110
                                         --------        --------     -------        -------         --------        --------
    Gross Profit                               --           2,750       2,048          1,463              192           6,453
Operating Expenses                          1,031             818         958            677               --           3,484
                                         --------        --------     -------        -------         --------        --------
     Income from Operations                (1,031)          1,932       1,090            786              192           2,969

Other (Income) Expense
    Interest                                4,061             959       2,397             82           (3,356)          4,143
   Equity in Income of Subsidiaries          (659)             --          --             --              659             --
   Other                                   (3,379)           (321)       (158)           289            3,547             (22)
                                         --------        --------     -------        -------         --------        --------
      Total Other Expense, Net                 23             638       2,239            371              850           4,121
Income (Loss) Before
   Provision for Income Taxes              (1,054)          1,294      (1,149)           415             (658)         (1,152)
Provision for Income Taxes                     --              60          --            139               --             199
                                         --------        --------     -------        -------         --------        --------
Net Income (Loss)                        $ (1,054)          1,234      (1,149)           276             (658)       $ (1,351)
                                         ========        ========     =======        =======         ========        ========


                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     SUBSIDIARY        NON-GUARANTOR
                                                                     GUARANTORS         SUBSIDIARY
                                                                  -----------------    -------------
                                                    INDESCO
                                                 INTERNATIONAL,     AFA
                                                      INC.        PRODUCTS     CSI        POLYTEK      ELIMINATIONS   CONSOLIDATED
                                                      ----        --------     ---        -------      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                         $(1,054)         1,234    (1,149)         276           (658)        $(1,351)
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Depreciation                                            13            863       991          362                          2,229
Amortization                                           176            183       541          (32)                           868
Equity in Income of Affiliate                         (659)             -         -            -            659               -
(INCREASE)/DECREASE IN OPERATING ASSETS:
    Accounts Receivable                                  2            825       128         (573)             -             382
    Intercompany Receivable                            (15)           231       250            -           (466)             --
    Inventory                                                        (212)     (518)          64              -            (666)
    Prepaid Expenses and Other Assets                 (132)             -       767          587              -           1,222
INCREASE/(DECREASE) IN OPERATING LIABILITIES
    Accounts Payable                                   102           (436)     (384)        (118)             -            (836)
    Accrued Expenses                                 4,148            181       363         (414)            41           4,319
    Income Taxes Payable                                (5)            41         -            -                             36
    Intercompany Payable                                11           (246)     (726)         493            468               -
                                                   ----------------------------------------------------------------------------
Total Adjustments                                    3,641          1,430     1,412          369            702           7,554
                                                   ----------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            2,587          2,664       263          645             44           6,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of Property Plant and Equipment              (15)           (84)        -         (205)             -            (304)
Increase in other Assets                                 -              -       (11)           -                            (11)
                                                   ----------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                  (15)           (84)      (11)        (205)             -            (315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(Decrease) in Line of Credit               (4,953)             -         -            -                         (4,953)
Repayment of Long Term Debt/
     Capital Lease Obligation                            -              -         -         (339)             -            (339)
Advances (to)/from Parent Company                    3,413         (3,072)     (298)           -            (43)              -
                                                    ------         ------      ----         ----            ---         -------
NET CASH FROM FINANCING ACTIVITIES                  (1,540)        (3,072)     (298)        (339)           (43)         (5,292)
Effect of exchange rate change on cash                   -              -         -          (15)                           (15)

Increase (decrease) in Cash and Cash
Equivalents                                          1,032           (485)      (46)          87              -             588
Cash and Cash Equiv.at Beginning of Year               214             51      (170)         282                            377
                                                   ----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 1,246           (434)     (216)         369              -         $   965
                                                   ============================================================================

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                NON-GUARANTOR
                                                      GUARANTOR SUBSIDIARIES     SUBSIDIARY
                                                      -----------------------   -------------
                                      INDESCO            AFA
                                INTERNATIONAL, INC.    PRODUCTS       CSI          POLYTEK      ELIMINATION   CONSOLIDATED
                                -------------------   ----------   ----------   -------------   -----------   ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents...       $    461           $   450     $  1,147       $   606                      $  2,664
  Accounts Receivable, Net....         10,816            12,427       13,721         4,031       $ (25,503)       15,491
  Inventories.................             --             4,907        3,648         2,654                        11,209
  Prepaid Expenses and Other
     Assets...................            231                --           25           570                           826
                                     --------           -------     --------       -------       ---------      --------
          Total Current
            Assets............         11,507            17,784       18,541         7,861         (25,503)       30,190
Property, Plant and Equipment,
  Net.........................             74            17,418       37,031        11,223                        65,746
Excess Cost Over Fair Value of
  Net Assets Acquired, Net....             --            11,905       52,972        (4,095)                       60,782
Patents and Other Intangibles,
  Net.........................             --             4,142        3,446            --                         7,588
Deferred Financing Costs......          5,989                --           --            --                         5,989
Investment in Subsidiaries....         19,906                --           --           626         (19,906)          626
Other Assets..................        129,035               878        8,110            --        (137,661)          362
                                     --------           -------     --------       -------       ---------      --------
          Total Assets........       $166,511           $52,127     $120,100       $15,615       $(183,070)     $171,283
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
                                     ========           =======     ========       =======       =========      ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               NON-
                                                           GUARANTOR        GUARANTOR
                                                          SUBSIDIARIES      SUBSIDIARY
                                                       ------------------   ----------
                                       INDESCO           AFA        CSI
                                 INTERNATIONAL, INC.   PRODUCTS    U.S.(A)    POLYTEK     ELIMINATIONS   CONSOLIDATED
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
                                       =======          ======    =======     ======       =======        =======

(A) Note that for the First Quarter 1999, CSI sales include sales of products manufactured in both the St. Peters, Missouri and El Paso, Texas plants.

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
                                               =======           =======     =======       ======      =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The accompanying unaudited condensed consolidated statements of operations of the Company include (i) the results of operations of the Company, AFA, Polytek and CSI for the three months ended March 31, 2000 and 1999. See
Note 2 to the Company's condensed consolidated financial statements for description of exchange rates used in the translation of Polytek's operating results. All dollar amounts are presented in thousands.

FIRST QUARTER ENDED MARCH 31, 2000

         The unaudited condensed consolidated operating results, expressed as a percentage of sales, of the Company for the quarters ended March 31, 2000 and 1999 are presented below.

                                                                   QUARTER ENDED
                                                                      MARCH 31,
                                                                -------------------
                                                                2000           1999
                                                                ----           ----
                                                             (unaudited)   (unaudited)
       Net Sales                                                100.0%         100.0%
       Cost of Sales                                             75.7           75.1
                                                               ------         ------
         Gross Profit                                            24.3           24.9

       Operating expenses:
         Selling, General and Administrative Expenses             9.8           10.7
         Research and Development Expenses                        0.7            2.0
         Amortization of Intangibles                              2.6            2.5
                                                               ------         ------
              Total Operating Expenses                           13.1           15.2
                                                               ------         ------
       Income from Operations                                    11.2%           9.7%
                                                               ======         ======

       Net sales for the quarter ended March 31, 2000 were $26,563, a decrease of $1,121, or 4%, from sales of $27,684 for the quarter ended March 31, 1999. In the First Quarter 2000, higher sales were generated from the Polytek operation, but was offset by lower sales in the U.S. (primarily due to sales in the First Quarter 1999 related to a customer's new product, sales of which were temporary in nature).

       Cost of sales for the First Quarter 2000 was $20,110, or 75.7% of sales, as compared to $20,783, or 75.1% of sales, for the First Quarter 1999. Higher cost of sales as a percentage of sales in First Quarter 2000 was due to higher depreciation and manufacturing costs in the Company's U.S. operations; this was partially offset by improved sales and manufacturing performance in the Polytek facility.

       Operating expenses for the First Quarter 2000 were $3,484, or 13% of sales, as compared to $4,201, or 15% of sales, for the First Quarter 1999. The $717 decrease was achieved principally by reducing legal and administrative costs.

       Interest expense for the First Quarter 2000 was $4,143, which was relatively unchanged from interest expense of $4,146 for the First Quarter 1999. On a comparative basis, average outstanding interest-bearing loan balances were not materially changed from First Quarter 1999 to First Quarter 2000.

       No U.S. tax liability has been incurred for the First Quarter 2000. Provisions for taxes that have been recorded in the First Quarter 2000 relate to state minimum taxes and foreign taxes. The Company has recorded a full valuation allowance in connection with its consolidated net operating loss in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

       In the First Quarter 2000, the Company's operating activities generated net cash of $6,203 (the combination of the $1,351 net loss, $3,097 of non-cash items added back, and a $4,457 net increase in working capital). In the First Quarter 2000, the Company had capital expenditures of $304, which was principally related to manufacturing equipment maintenance. The Company reduced its net borrowings under bank credit agreements and capital lease arrangements by $5,292 in the First Quarter 2000.

      As previously reported, the Company further amended its New Credit Facility with First Union National Bank, effective March 30, 2000. The March 2000 amendment, among other things, (i) reduces the Revolving Credit Commitment to the lesser of the Borrowing Base or $25 million, (ii) effects certain changes to the Borrowing Base, (iii) waives compliance with the Funded Indebtedness to EBITDA ratio through the quarter ending December 31, 2000, (iv) grants First Union a security interest in certain U.S. real property and in all of the U.S. intellectual property of the Company and its domestic subsidiaries, (v) pledges the stock of the Company's domestic subsidiaries, (vi) reduces the Capital Expenditure limit (as defined in the New Credit Facility), (vii) increases by 0.25% the Applicable Margin on Eurodollar loans (currently 2.50%) and on Base Rate loans (currently 1.25%) and (viii) establishes, effective April 30, 2000, a monthly reserve of $1,178 against the Borrowing Base, which reserve reduces to zero after each semi-annual payment of interest under the New Notes. In addition, the amendment sets new financial covenants, including minimum quarterly EBITDA levels for the year 2000 and thereafter, and maximum Funded Indebtedness to EBITDA levels (determined on a rolling four-quarter basis as of the last day of each fiscal quarter) commencing with the fiscal quarter ending on March 31, 2001.

       At March 31, 2000, the Company had available excess borrowing capacity of approximately $11,615 and $4,300 (NLG 9,900), respectively, under its credit facilities with First Union and ABN-AMRO Bank. (See Note 5 to the Company's condensed consolidated financial statements for description of existing indebtedness.)

       The Company uses EBITDA (defined as income before interest, income taxes, depreciation, amortization, one-time charges and extraordinary items) to measure its operating performance and ability to incur and service its debt. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. EBITDA does not include commitments by the Company for capital expenditures and payment of debt and, therefore, should not be deemed to represent funds available to the Company. EBITDA for the First Quarter 2000 was $5,912 as compared to $5,256 for the First Quarter 1999; the $656 increase was primarily the result of lower operating expenses in First Quarter 2000.

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

YEAR 2000 COMPLIANCE

         With respect to core information systems at its operating sites ("core information systems" refers to business processes in the areas of manufacturing, materials management, distribution, sales and accounting), the Company in 1999 completed the process of upgrading to new software and modifying existing software to achieve Year 2000 ("Y2K") Compliance. The Company, with its suppliers, certified that the new software and the modified existing software are Y2K Compliant. With respect to its assembly machines and injection molding equipment in which a microprocessor is used, the Company has completed its communications with suppliers, and no potential Y2K concerns were identified. Thus, the Company completed its review in 1999 without significant issues, and the overall cost to achieve Y2K compliance was not material to the Company.

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


                       ----------------------------------

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits: The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-Q:

         (b) Reports on Form 8-K: None

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                            DESCRIPTION

3.1   (a)   --    Certificate of Incorporation of Indesco International, Inc.,
                  as amended.*
      (b)   --    Certificate of Incorporation of Continental Sprayers
                  International, Inc., as amended.*
      (c)   --    Certificate of Incorporation of AFA Products, Inc., as amended.*
3.2   (a)   --    By-laws of Indesco International, Inc.*
      (b)   --    By-laws of Continental Sprayers International, Inc.*
      (c)   --    By-laws of AFA Products, Inc.*
4.1         --    Indenture, dated as of April 23, 1998, between Indesco
                  International, Inc., AFA Products, Inc. and Continental
                  Sprayers International, Inc., as subsidiary guarantors, and
                  Norwest Bank Minnesota, National Association, as trustee.*
4.2         --    Form of Notes.*
4.3         --    Form of Subsidiary Guarantees.*
4.4         --    Registration Rights Agreement, dated as of April 23, 1998, between Indesco International, Inc., AFA Products, Inc. and
                  Continental Sprayers International, Inc., as subsidiary
                  guarantors, and NationsBanc Montgomery Securities LLC.*
10.1        --    Loan and Security Agreement, dated September 29, 1998, by and among Indesco International, Inc., AFA Products, Inc.,
                  Continental Sprayers International, Inc. and First Union
                  National Bank.**
10.2        --    Amendment to Loan and Security Agreement and Waiver, dated
                  March 24, 1999, by and among Indesco International, Inc., AFA
                  Products, Inc., Continental Sprayers International, Inc. and
                  First Union National Bank.***
10.3        --    Amendment to Loan and Security Agreement and Waiver, dated
                  March 30, 2000, by and among Indesco International, Inc., AFA
                  Products, Inc., Continental Sprayers International, Inc. and
                  First Union National Bank.****
10.4        --    Management Agreement, dated as of February 4, 1998, between
                  Indesco International, Inc. and Gadraz, Inc.*
10.5        --    Employment Agreement, dated as of February 4, 1998, between
                  Indesco International, Inc. and Ariel Gratch.*
10.6        --    Tax Sharing Agreement, dated as of August 1, 1997, among
                  Indesco International, Inc., Continental Sprayers
                  International, Inc. and AFA Products, Inc.*
10.7        --    Supply Agreement, dated as of April 23, 1998, between Spring &
                  Wire Designs LLC and Indesco International, Inc.*
21          --    Subsidiaries of Indesco International, Inc.*
27          --    Financial Data Schedule.

* Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-52657) and incorporated herein by reference.
** Previously filed as an exhibit to the Company's Form 10-Q for the quarterly period ended July 5, 1998 and incorporated herein by reference.
*** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
**** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Indesco International, Inc.


                               By: /s/  PETER GIALLORENZO
                                  ------------------------------
                                    Peter Giallorenzo
                               Title: Vice President and Chief Financial Officer
                               Date:  May 5, 2000