Form 10-Q
period 2000-06-30
INDESCO INTERNATIONAL INC
filed 2000-08-17
CIK 1061701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                               Yes   x       No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 1, 2000)

         Common Stock: 200 Shares, Par Value $0.01

                           INDESCO INTERNATIONAL, INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                      INDEX


                                                                                                               PAGE
PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Balance Sheets of Indesco International,
           Inc. and Subsidiaries at June 30, 2000 (Unaudited) and December 31, 1999.....................         2

           Condensed Consolidated Statements of Operations of Indesco
           International, Inc. and Subsidiaries for the Three and Six Months Ended
           June 30, 2000 and 1999 (Unaudited)...........................................................         3

           Condensed Consolidated Statements of Cash Flows of Indesco
           International, Inc. and Subsidiaries for the Six Months Ended
           June 30, 2000 and 1999 (Unaudited)...........................................................         4

           Notes to Condensed Consolidated Financial Statements (Unaudited).............................         5

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................        17

PART II.   OTHER INFORMATION

ITEM 5.    Other Information............................................................................        20

ITEM 6.    Exhibits and Reports on Form 8-K.............................................................        20

SIGNATURE  .............................................................................................        21

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                                               JUNE 30, 2000            DECEMBER 31,
                                                                                                 (UNAUDITED)                1999
ASSETS
Current Assets:
   Cash and Cash Equivalents                                                                       $     533              $     377
   Accounts Receivable, Net                                                                           11,223                 14,275
   Inventories                                                                                        11,862                 12,623
   Prepaid Expenses and Other Assets                                                                   1,321                    407
                                                                                                   ---------              ---------
         Total Current Assets                                                                         24,939                 27,682
Property, Plant and Equipment, Net                                                                    61,190                 65,253
Excess of Cost Over Fair Value of Net Assets Acquired, Net                                            57,863                 59,470
Patents and Other Intangibles, Net                                                                     7,243                  7,557
Deferred Financing Costs                                                                               5,111                  5,463
Other Assets                                                                                             392                    421
                                                                                                   ---------              ---------
         TOTAL ASSETS                                                                              $ 156,738              $ 165,846
                                                                                                   =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Current Portion of Long-Term Debt and Capital Lease Obligations                                 $     818              $     871
   Credit Facilities                                                                                   1,512                  1,827
   Accounts and Drafts Payable                                                                         4,913                  8,951
   Income Taxes Payable                                                                                  352
   Accrued Expenses                                                                                    6,722                  6,933
                                                                                                   ---------              ---------
         Total Current Liabilities                                                                    14,317                 18,582
Long-Term Debt and Capital Lease Obligations                                                         166,276                167,832
Deferred Income Taxes                                                                                    506                    535
                                                                                                   ---------              ---------
         Total Liabilities                                                                           181,099                186,949

Stockholders' Equity (Deficit):
   Common-Stock, Authorized 3,000 Shares of $.01 Par Value;
      200 Shares Issued and Outstanding                                                                   --                     --
   Additional Paid-in Capital                                                                          5,062                  5,062
   Accumulated Deficit                                                                               (29,407)               (26,166)
   Accumulated Other Comprehensive Income (Loss)                                                         (16)                     1
                                                                                                   ---------              ---------
         Total Stockholders' Equity (Deficit)                                                        (24,361)               (21,103)
                                                                                                   ---------              ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $ 156,738              $ 165,846
                                                                                                   =========              =========




            See notes to condensed consolidated financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





                                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                               JUNE 30,           JUNE 30,            JUNE 30,             JUNE 30,
                                                                 2000               1999                2000                 1999
Net Sales                                                      $ 24,564            $ 25,303            $ 51,127            $ 52,987
Cost of Sales                                                    19,368              18,294              39,479              39,077
                                                               --------            --------            --------            --------
   Gross Profit                                                   5,196               7,009              11,648              13,910
Operating Expenses:
   Selling, General and Administrative                            1,808               3,230               4,410               6,192
   Research and Development                                         130                 642                 321               1,196
   Amortization of Intangibles                                      693                 689               1,384               1,373
                                                               --------            --------            --------            --------
      Total Operating Expenses                                    2,631               4,561               6,115               8,761
                                                               --------            --------            --------            --------
Income From Operations                                            2,565               2,448               5,533               5,149
Other (Income) Expense:
   Interest                                                       4,296               4,132               8,439               8,279
   Other                                                            (75)                136                 (97)                 33
                                                               --------            --------            --------            --------
      Total Other Expense, Net                                    4,221               4,268               8,342               8,311
                                                               --------            --------            --------            --------
Income (Loss) Before
   Provision for Income Taxes                                    (1,656)             (1,820)             (2,809)             (3,163)
Provision for Income Taxes                                          233                  37                 432                  87
                                                               --------            --------            --------            --------
NET LOSS                                                       $ (1,889)           $ (1,857)           $ (3,241)           $ (3,250)
                                                               ========            ========            ========            ========


            See notes to condensed consolidated financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                      2000                    1999
                                                                                                      ----                    ----
Cash Flows From Operating Activities:
   Net Income (Loss)                                                                                 $(3,241)               $(3,250)

Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operating Activities:
   Depreciation                                                                                        4,425                  3,502
   Amortization                                                                                        1,384                  1,373
   Loss on Disposal of Property, Plant and Equipment                                                       3                     55
   Changes in Operating Assets and Liabilities:
      Accounts Receivable                                                                              2,232                  1,227
      Inventories                                                                                        578                  1,240
      Prepaid Expenses and Other Assets                                                                  820                     86
      Accounts and Drafts Payable                                                                     (3,929)                    53
      Income Taxes Payable                                                                               309                     79
      Accrued Expenses                                                                                   (36)                  (449)
                                                                                                     -------                -------
      Total Adjustments                                                                                5,786                  7,166
                                                                                                     -------                -------
      Net Cash Provided by Operating Activities                                                        2,545                  3,916
                                                                                                     -------                -------
Cash Flows From Investing Activities:
   Expenditures for Property, Plant and Equipment                                                       (835)                (6,572)
   Proceeds From Disposal of Property, Plant and Equipment                                                --                     --
   Other                                                                                                 (11)                   (60)
                                                                                                     -------                -------
   Net Cash Used by Investing Activities                                                                (846)                (6,632)
                                                                                                     -------                -------
Cash Flows From Financing Activities:
   Repayment of Long-Term Debt                                                                          (449)                  (325)
   Net Borrowings (Reductions) Under Revolving Credit Agreements                                      (1,079)                 5,266
                                                                                                     -------                -------
   Net Cash Provided (Used) by Financing Activities                                                   (1,528)                 4,941
                                                                                                     -------                -------
Effect of Exchange Rate Changes on Cash                                                                  (15)                   (46)
                                                                                                     -------                -------
   Net Increase in Cash and Cash Equivalents                                                             156                  2,179
Cash and Cash Equivalents at Beginning of Year                                                           377                  1,569
                                                                                                     -------                -------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $   533                $ 3,748
Supplemental Disclosures of Cash Flow Information:                                                   =======                ========

   Cash Paid During the Period for:
      Interest                                                                                       $ 8,087                $ 7,279
                                                                                                     -------                -------
      Income Taxes                                                                                   $   117                $     7
                                                                                                     -------                -------

Non-Cash Investing and Financing Information:

During the six month period ended June 30, 1999, the Company entered into capital leases for machinery and equipment aggregating $105.



                 See notes to consolidated financial statements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




(1) ORGANIZATION AND BASIS OF PRESENTATION

     Indesco International, Inc. (the "Company"), is a wholly owned subsidiary of Indesco Holdings Co., formerly Afa Holdings Co. ("Parent"). The Company manufactures and sells finger activated liquid dispensing devices ("trigger sprayers") primarily in the United States and the Netherlands. The Parent was formed in July 1997 to acquire, through a wholly owned subsidiary, the assets and liabilities of AFA Products, Inc. ("AFA"), located in Forest City, North Carolina. Concurrent with this transaction, the stockholder of the Parent and an affiliate of another stockholder of the Parent acquired the outstanding capital stock of AFA Polytek B.V. ("Polytek") based in The Netherlands. In addition, effective February 1, 1998, the Company acquired certain assets and liabilities of Continental Sprayers International ("CSI"), a division of Contico International, Inc. for approximately $94 million. Concurrent with the CSI acquisition, Polytek became a wholly owned subsidiary of the Company.

     The accompanying unaudited condensed consolidated balance sheet of the Company as of June 30, 2000 includes the accounts of the Company and its subsidiaries (AFA, Polytek and CSI).

     The accompanying unaudited condensed consolidated statements of operations of the Company for the six months ended June 30, 2000 and 1999 include the results of operations of the Company and its subsidiaries (AFA, Polytek and CSI).

     The unaudited condensed consolidated balance sheet as of June 30, 2000 and the unaudited condensed consolidated statements of operations and cash flows for the six months ended June 30, 2000 and 1999, in the opinion of management, have been prepared on the same basis as the Company's related annual audited financial statements and include all significant adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in the notes to the condensed consolidated financial statements for these periods are also unaudited. Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the related annual audited financial statements and notes thereto. Results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements have been prepared using the accounting policies disclosed in the related annual audited financial statements.

Foreign Currency Translation

     Assets and liabilities of Polytek are translated at exchange rates in effect at the balance sheets dates ($.4320 and $.4567 per guilder at June 30, 2000 and December 31, 1999, respectively). Items of revenue and expense are translated at average exchange rates during the period ($.4304 and $.4902 per guilder for the six-month periods ended June 30, 2000 and 1999, respectively). Translation adjustments resulting from translating the Polytek financial statements into dollars are reported in the equity section of the accompanying balance sheet under the caption "Accumulated Other Comprehensive Income (loss)."

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





(3) INVENTORIES

     The components of inventories as of June 30, 2000 and December 31, 1999 are summarized as follows:

                                                   JUNE 30,         DECEMBER 31,
                                                    2000               1999
                                                    ----               ----
Raw Material                                       $ 2,489            $ 3,252
Work-in-Process                                      4,949              5,267
Finished Goods                                       4,424              4,104
                                                   -------            -------
                                                   $11,862            $12,623
                                                   =======            =======


(4)  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, summarized by major classification and estimated useful lives for depreciation purposes, is as follows:

                                                         USEFUL           JUNE 30,        DECEMBER 31,
                                                      LIVES (YEARS)          2000             1999
                                                      -------------          ----             ----
Land                                                                    $     2,493       $    2,538
Buildings                                                  30-40             14,041           14,241
Machinery and Equipment                                     5-7              53,089           53,453
Furniture and Fixtures                                      5-7               3,513            3,431
Vehicles                                                    5                    19               23
Construction in Progress                                                      7,881            7,174
                                                                             ------           ------
                                                                             81,036           80,860
                                                                             ------           ------
Less: Accumulated Depreciation and Amortization                             (19,846)         (15,607)
                                                                            --------         --------

Property, Plant and Equipment, Net                                      $    61,190       $   65,253
                                                                        ===========       ==========

     Construction in progress primarily consists of additions and improvements to buildings, molds and machinery. Property, plant and equipment includes approximately $1,533 for assets recorded under capital leases.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




(5) DEBT

     Debt consists of the following:

                                                                     JUNE 30,      DECEMBER 31,
                                                                       2000            1999
                                                                       ----            ----
Working Capital line of credit, Dutch Guilder
    ("NLG") denominated bearing interest at 4.75 percent (a)         $  1,512       $  1,827
                                                                     ========       ========
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Revolving credit facility, dollar denominated bearing
    interest at 9.16 percent (b)                                     $ 17,166       $ 18,245
Senior subordinated notes, dollar denominated bearing interest
    at 9.75 percent (c)                                               145,000        145,000
ABN/AMRO loan, NLG denominated, bearing interest at 6.10
    percent (d)                                                         2,662          3,009
Senior mortgage note, NLG denominated,
    payable in quarterly principal installments
    (NLG 175,000 or US $75,600 per annum),
    bearing interest at 5.50 percent (e)                                  870            959
Capital lease obligations, NLG denominated,
    bearing interest at rates ranging from 7.10 percent
    to 7.75 percent                                                     1,396          1,490
                                                                     --------       --------
                                                                      167,094        168,703
Less: Current Portion                                                     818            871
                                                                     --------       --------
    TOTAL LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS               $166,276       $167,832
                                                                     ========       ========


Working Capital Borrowings

     (a) Netherlands

     Borrowings under the NLG denominated line of credit have a maximum limit of NLG 11,000 ($4,752 and $5,024 at June 30, 2000 and December 31, 1999,
respectively). Interest payments on the NLG denominated line of credit are due quarterly, or with respect to interest due on short-term loans borrowed under the line of credit, at the end of the short-term loan period. Borrowings under the NLG line of credit are collateralized by a lien on certain real property of Polytek. This line of credit contains certain covenants, the most significant of which relates to minimum net worth requirements.

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

     Borrowing Base--The availability of borrowings under the New Credit Facility is subject to a borrowing base equal to the sum of (i) 85 percent of eligible accounts receivable, (ii) 60 percent of eligible inventory, (iii) 100 percent of the orderly liquidation value of selected eligible machinery and equipment, (iv) Year 2000 Fixed Asset Availability (as defined in the Credit Agreement , as amended) and (v) the lesser of (a) $2,000 or (b) 40% of the Original Real Estate Value ($5,440 reduced by 1/28th quarterly). First Union has the right to set reserves, which can limit the amount of Borrowing Base availability. Effective April 30, 2000, a monthly reserve of $1,178 has been established against the Borrowing Base, which reserve reduces to zero after each semi-annual payment of interest under the New Notes.

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

     (d) ABN/AMRO Loan

     Polytek has a credit facility with the ABN-AMRO Bank, The Netherlands. This credit facility includes a loan of up to NLG 8,500 ($3,672) requiring quarterly payments of NLG 216 ($93) through 2007. This Note is collateralized by a lien on certain real property of Polytek. This Note contains certain covenants, the most significant of which relate to minimum net worth requirements.

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



     (e) Senior Mortgage Note

     In connection with the construction of a manufacturing facility, Polytek obtained a NLG 3,500 ($1,512) mortgage from ABN-AMRO Bank, The Netherlands. Borrowings under this Mortgage Note are collateralized by a lien on certain real property of Polytek.

(6) INCOME TAXES

     The profit (loss) before provision for income taxes consisted of:

                                                        SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                                    2000                 1999
                                                    ----                 ----
United States                                      $(3,739)             $(2,691)
Foreign                                                930                 (472)
                                                   -------              -------
Total Pre-Tax Loss                                 $(2,809)             $(3,163)
                                                   =======              =======

     The condensed consolidated statements of operations includes income taxes on foreign subsidiary income and minimum state taxes. The Company has recorded a full valuation allowance related to the potential tax benefit of the net operating loss carryforward and other deferred tax assets.

     The Company paid income taxes of $80 and $7 for the six month periods ended June 30, 2000 and 1999, respectively. The Company has U.S. net operating loss carryforwards of approximately $22,000, expiring in years 2012 through 2019. The net deferred tax liability of $506 relates to foreign taxes.

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


                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



     For the six months ended June 30, 2000 and 1999, the Company incurred approximately $150 and $150, respectively, of management fees and certain expenses. As of June 30, 2000 and December 31, 1999, all fees and expenses had been paid.

Transactions with Affiliates

     Until October 1999, the Company purchased molds from an affiliate for approximately $189 during 1999.. In addition, the affiliate provided certain repairs and maintenance at a cost to the Company of approximately $217. Included in accounts payable in the accompanying balance sheet at December 31, 1999, is approximately $68 relating to these assets and services provided by the affiliate. In October 1999, the Company completed a transaction in which it sold back to the affiliate all its shares of the affiliate for a total amount of NLG 1,238 (US $562). The loss on sale of the shares was not material.

Professional Services

     The law firm of Gratch Jacobs & Brozman, P.C., of which one of the Parent's shareholders was a non-practicing principal, provides legal services on an ongoing basis to the Company and its subsidiaries. For the six months ended June 30, 2000 and 1999, the Company incurred fees of approximately $199 and $312, respectively, to Gratch Jacobs & Brozman, P.C.

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

(10) PLANT CLOSEDOWN COST

     Pursuant to its plan approved in 1998, the Company closed its El Paso, Texas and Juarez, Mexico manufacturing facilities in June 1999. The estimated cost of this plan was approximately $5,344, which was reflected in operating expenses in 1998. The estimated costs consisted of employee separation costs of $1,100, asset impairments of $3,978, and other exit costs of $266. During 1999, the Company sold and disposed of certain assets of its El Paso and Juarez facilities and incurred related severance costs. The remaining reserve of approximately $600 at June 30, 2000 and December 31, 1999 reflects the estimated loss on the sale of the El Paso facility.

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

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                                   JUNE 30, 2000
                                                    (UNAUDITED)
                                              (DOLLARS IN THOUSANDS)

                                                                      SUBSIDIARY       NON-GUARANTOR
                                                                      GUARANTORS       SUBSIDIARY
                                                  INDESCO
                                                INTERNATIONAL,     AFA
                                                      INC.       PRODUCTS      CSI       POLYTEK      ELIMINATIONS      CONSOLIDATED
ASSETS:
CURRENT ASSETS:
     Cash and Cash Equivalents                   $     804          (442)      (239)        410               --       $      533
     Accounts Receivable, Net                       13,075        11,513     10,959       3,589          (27,913)          11,223
     Inventories                                        --         6,147      3,065       2,668              (18)          11,862
     Prepaid Expenses & Other                          802            --         23         496                             1,321
                                                 ---------        ------     ------       -----          -------       ----------
TOTAL  CURRENT  ASSETS                              14,681        17,218     13,808       7,163          (27,931)          24,939

Property, Plant & Equipment, Net                       354        20,474     31,932       8,494              (64)          61,190
Excess Purchase Price Over Fair Value
of Net Assets Acquired, Net                             --        11,380     49,929      (3,446)              --           57,863
Patents & Other Intangibles, Net                        15         3,751      3,477          --               --            7,243
Deferred Financing Costs, Net                        5,111            --         --          --               --            5,111
Deferred Tax Asset                                      --         2,041      8,099          --           (9,856)             284
Investments in Subsidiaries                         18,446            --         --          --          (18,446)              --
Other                                              124,007            98         10          --         (124,007)             108
                                                 ---------        ------     ------       -----         --------       ----------

TOTAL  ASSETS                                      162,614        54,962    107,255      12,211         (180,304)         156,738
                                                 =========        ======    =======      ======         ========       ==========

LIABILITIES & STOCKHOLDERS EQUITY:
CURRENT LIABILITIES
Current Portion of Long Term Debt and
  Capital Lease Obligations                      $      --            --         --         818               --        $     818
Credit Facility                                         --            --         --       1,512               --            1,512
Accounts Payable - Trade                                72         2,294      1,883       2,895           (2,231)           4,913
Income Taxes Payable                                     3           138         --         211               --              352

Accrued Expenses                                    30,108           919      8,196       1,223          (33,724)           6,722
                                                 ---------        ------     ------       -----         --------       ----------

TOTAL  CURRENT LIABILITIES                          30,183         3,351     10,079       6,659          (35,955)          14,317

Long Term Debt                                     162,166        34,224     91,014       4,110         (125,238)         166,276
Deferred Income Taxes                                   --         2,041      7,815         506           (9,856)             506
                                                 ---------        ------     ------       -----         --------       ----------


TOTAL  LIABILITIES                                 192,349        39,616    108,908      11,275         (171,049)         181,099
                                                 ---------        ------     ------       -----         --------       ----------

STOCKHOLDERS'  EQUITY:
   Common Stock                                     (2,500)        3,000         --         242             (742)              --
   Additional Paid - In Capital                         --         5,521     15,795         510          (16,764)           5,062
   Retained Earnings (Accumulated Deficit)         (27,235)        6,825    (17,448)        200            8,251          (29,407)
  Accumulated Other Comprehensive Income (loss)         --            --         --         (16)              --              (16)
                                                 ---------        ------     ------       -----         --------       ----------

TOTAL  STOCKHOLDERS'  EQUITY                       (29,735)       15,346     (1,653)        936           (9,255)         (24,361)
                                                 ---------        ------     ------       -----         --------       ----------

TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY        $ 162,614        54,962    107,255      12,211         (180,304)       $ 156,738
                                                 =========        ======    =======      ======         ========       ==========

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)


                                                                  SUBSIDIARY            NON-GUARANTOR
                                                                  GUARANTORS             SUBSIDIARY
                                            INDESCO
                                          INTERNATIONAL,       AFA
                                               INC.          PRODUCTS          CSI          POLYTEK     ELIMINATIONS    CONSOLIDATED
Net Sales                                   $     --          20,233          17,911          13,340           (357)       $ 51,127
Cost of Sales                                     --          14,427          15,295          10,486           (729)         39,479
                                            --------        --------        --------        --------       --------        --------
    Gross Profit                                  --           5,806           2,616           2,854            372          11,648
Operating Expenses                             1,527           1,606           1,771           1,211                          6,115
                                            --------        --------        --------        --------       --------        --------
     Income from Operations                   (1,527)          4,200             845           1,643            372           5,533

Other (Income) Expense
    Interest                                   8,277           1,843           4,772             162         (6,615)          8,439
   Equity in Income of Consolidated
    Subsidiaries                                (590)             --              --              --            590              --
   Other                                      (6,657)           (679)           (334)            551          7,022             (97)
                                            --------        --------        --------        --------       --------        --------
      Total Other Expense, Net                 1,030           1,164           4,438             713            997           8,342

Income (Loss) Before
   Provision for Income Taxes                 (2,557)          3,036          (3,593)            930           (625)         (2,809)
Provision for Income Taxes                        --             120              --             312             --             432
                                            --------        --------        --------        --------       --------        --------
Net Income (Loss)                           $ (2,557)          2,916          (3,593)            618           (625)       $ (3,241)
                                            ========        ========        ========        ========       ========        ========

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                            (DOLLARS IN THOUSANDS)

                                                                  SUBSIDIARY            NON-GUARANTOR
                                                                  GUARANTORS             SUBSIDIARY
                                                  ----------------------------------------------------
                                                     INDESCO
                                                  INTERNATIONAL,      AFA
                                                       INC.         PRODUCTS         CSI     POLYTEK     ELIMINATIONS   CONSOLIDATED
NET INCOME                                          $(2,557)         2,916         (3,593)       618       (625)          $(3,241)
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Depreciation                                             26          1,723          1,982        694                        4,425
Amortization of:
    Intangibles                                          --            210            914        (65)                       1,059
    Patents                                              --            156            169         --                          325
    Loss (gain) on disposal of P.P.& E .                --             --              3         --                            3
    Deferred Financing Fees                             352             --             --         --                          352
    Equity in Income of Affiliate                      (590)            --             --         --        590                --
(INCREASE)/DECREASE IN OPERATING ASSETS:                                               --
    Accounts Receivable                                   2            914          1,786       (470)                        2232
    Intercompany Receivable                          (3,582)           212            330         --      3,040                --
    Other Accounts Receivable                            --             --             --         --
    Inventory                                                          134            560        (98)       (18)              578
    Prepaid Expenses and Other Assets                  (650)            38            885        195                          468
INCREASE/(DECREASE) IN OPERATING LIABILITIES
    Accounts Payable                                   (121)          (841)        (2,478)      (489)                      (3,929)
    Accrued Expenses                                    (92)           444            286       (678)         4               (36)
    Income Taxes Payable                                 (2)           101             --        210                          309
    Intercompany Payable                              3,495           (329)          (137)       877     (3,906)               --
                                                    -------         ------         ------      -----     ------           -------
Total Adjustments                                    (1,162)         2,762          4,300        176       (290)            5,786
                                                    -------         ------         ------      -----     ------           -------
NET CASH PROVIDED BY OPERATING ACTIVITIES            (3,719)         5,678            707        793       (915)            2,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of Property Plant and Equipment               (33)          (468)          (196)      (202)        64              (835)
Disposal of Property Plant and Equipment                 --             --             --         --         --                --
Increase in other Assets                                 --             --            (11)        --         --               (11)
                                                    -------         ------         ------      -----     ------           -------
NET CASH USED IN INVESTING ACTIVITIES                   (33)          (468)          (207)      (202)        64              (846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(Decrease) in Line of Credit                (1,079)            --             --         --                       (1,079)
Repayment of Long Term Debt/
     Capital Lease Obligation                            --             --             --       (449)        --              (449)
Advances (to)/from Parent Company                     5,421         (5,703)          (569)        --        851                --
                                                    -------         ------         ------      -----     ------           -------

NET CASH FROM FINANCING ACTIVITIES                    4,342         (5,703)          (569)      (449)      (851)           (1,528)
Effect of exchange rate change on cash                   --             --             --        (15)                         (15)

Increase (decrease) in Cash and Cash                    590           (493)           (69)       128         --               156
Equivalents
Cash and Cash Equiv. at Beginning of Year               214             51           (170)       282                          377
                                                    -------         ------         ------      -----     ------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   804           (442)          (239)       410         --           $   533
                                                    =======         ======         ======      =====     ======           =======

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                            (DOLLARS IN THOUSANDS)

                                                                  SUBSIDIARY       NON-GUARANTOR
                                                                  GUARANTORS        SUBSIDIARY

                                              INDESCO
                                           INTERNATIONAL       AFA            CSI
                                                INC.         PRODUCTS         U.S.        POLYTEK      ELIMINATIONS    CONSOLIDATED
Net Sales                                          --         18,066         22,422         12,636           (137)        52,987
Cost of Sales                                    (102)        12,643         16,430         10,567           (461)        39,077
                                              -------        -------        -------        -------        -------        -------
    Gross Profit                                  102          5,423          5,992          2,069            324         13,910
Operating Expenses                              1,950          1,476          3,622          1,713                         8,761
                                              -------        -------        -------        -------        -------        -------
    Income from Operations                     (1,848)         3,947          2,370            356            324          5,149

Other (Income) Expense
     Interest                                   8,023          1,985          4,572            256         (6,557)         8,279
    Equity in Loss of Consolidated
     Subsidiaries                              (6,564)          (619)          (249)           571          6,893             33
    Other                                          97             --             --             --            (97)            --
                                              -------        -------        -------        -------        -------        -------
      Total Other Expense, Net                  1,556          1,366          4,323            827            239          8,311
      Income (Loss) Before Provision
        for Income Taxes                       (3,404)         2,581         (1,953)          (472)            85         (3,163)
Provision for Income Taxes                          1             32             54             --             --             87
                                              -------        -------        -------        -------        -------        -------
Net Income (Loss)                              (3,405)         2,549         (2,007)          (472)            85         (3,250)
                                              =======        =======        =======        =======        =======        =======

                  INDESCO INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)


                                                                SUBSIDIARY       NON-GUARANTOR
                                                                GUARANTORS       SUBSIDIARY
                                                    INDESCO
                                                  INTERNATIONAL      AFA           CSI
                                                      INC.        PRODUCTS        U.S.        POLYTEK    ELIMINATIONS   CONSOLIDATED
Cash Flows From Operating
   Activities:
   Net Income (Loss)                                 (3,405)        2,549        (2,007)         (472)           85        (3,250)
   Adjustments to Reconcile Net
      Income (Loss) Provided (Used)
      by Operating Activities:
      Depreciation                                       --         1,252         1,422           828                       3,502
      Amortization                                       --           369         1,077           (73)                      1,373
      Loss on disposal of property
        plant and equipment                              --            55            --            --                          55
      Equity in (Earnings) Loss of
        Subsidiaries and Affiliate                       97            --            --            --           (97)           --
Changes in Operating Assets and
   Liabilities:
   Accounts Receivable                               (4,320)       (1,562)        2,324          (209)        4,994         1,227
   Inventories                                           --          (199)          874           553            12         1,240
   Prepaid Expenses and Other Assets                     94            (8)         (277)          277                          86
   Accounts and Drafts Payable                          403         2,330         2,686           455        (5,821)           53
   Income Taxes Payable                                  (1)          (17)           97            --                          79
   Other Accrued Expenses                                63            45        (1,034)         (350)          827          (449)
                                                     ------        ------        ------        ------        ------        ------
      Net Cash Provided (Used)
        by Operating Activities                      (7,069)        4,814         5,162         1,009           (85)        3,916
Cash Flows From Investing
   Activities:
Expenditures for Property,
   Plant and Equipment                                 (165)       (2,814)       (3,132)         (461)           --        (6,572)
Proceeds from Disposal of
   Property, Plant and Equipment                         --            --            --            --            --            --
   Other                                                 --            --           (60)           --                         (60)
                                                     ------        ------        ------        ------        ------        ------
Net Cash Used by Investing
   Activities                                          (165)       (2,814)       (3,192)         (461)           --        (6,632)
Cash Flows From Financing
   Activities:
Repayment of Long-Term Debt                              --            --            --          (325)                       (325)
Net (Repayment) Borrowings
   Under Revolving Credit
   Agreements                                         5,286            --            --           (20)                      5,266
Advances to/from Parent                               2,258        (2,258)           --            --            --            --
                                                     ------        ------        ------        ------        ------        ------
Net Cash Provided (Used)
   by Financing Activities                            7,544        (2,258)           --          (345)           --         4,941
                                                     ------        ------        ------        ------        ------        ------
Effect of Exchange Rate
   Change on Cash                                        --                                       (46)                        (46)
Net Increase (Decrease)
   in Cash and Cash Equivalents                         310          (258)        1,970           157            --         2,179
Cash and Cash Equivalents at
   Beginning of Year                                     68         1,000           365           136            --         1,569
                                                     ------        ------        ------        ------        ------        ------
Cash and Cash Equivalents
   at End of Period                                     378           742         2,335           293            --         3,748
                                                     ======        ======        ======        ======        ======        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The accompanying unaudited condensed consolidated statements of operations of the Company include (i) the results of operations of the Company, AFA, Polytek and CSI for the three months ended June 30, 2000 and 1999 and (ii) the results of operations of the Company, AFA, Polytek and CSI for the six months ended June 30, 2000 and 1999. See Note 2 to the Company's condensed consolidated financial statements for a description of exchange rates used in the translation of Polytek's operating results. All dollar amounts are presented in thousands.

 SECOND QUARTER ENDED JUNE 30, 2000

     The unaudited condensed consolidated operating results, expressed as a percentage of sales, of the Company for the quarters ended June 30, 2000 and 1999 are presented below.

                                                           THREE MONTHS
                                                           ENDED JUNE 30,
                                                          2000          1999
                                                       (unaudited)   (unaudited)
Net Sales                                                100.0%        100.0%
Cost of Sales                                             78.9          72.3
                                                         -----         -----
  Gross Profit                                            21.1          27.7

Operating expenses:
  Selling, General and Administrative Expenses             7.4          12.8
  Research and Development Expenses                        0.5           2.5
  Amortization of Intangibles                              2.8           2.7
                                                         -----         -----
       Total Operating Expenses                           10.7          18.0
                                                         -----         -----
Income from Operations                                    10.4%          9.7%
                                                         =====         =====



     Net sales for the quarter ended June 30, 2000 were $24,564, a decrease of $739, or 3%, as compared to net sales of $25,303 in the Second Quarter 1999. In the Second Quarter of 1999, sales were slightly higher due to a customer new product launch.

     Cost of sales for the Second Quarter 2000 was $19,368, or 78.9% of sales, as compared to $18,294, or 72.3% of sales, for the Second Quarter 1999. Higher cost of sales as a percentage of sales in the Second Quarter of 2000 was due to increased polypropylene costs and higher depreciation charges.

     Operating expenses for the Second Quarter of 2000 were $2,631, or 10.7% of sales, as compared to $4,561, or 18.0% of sales, for the Second Quarter 1999. The $1,930 decrease is due to lower legal expenses resulting from the settlement of a legal claim and lower overhead costs.

     Interest expense for the Second Quarter of 2000 was $4,296 as compared to $4,132 for the Second Quarter of 1999, an increase of $164. This increase is due to higher borrowing rates as a result of the March 30, 2000 amendment to the First Union Revolving Credit agreement (see note 5).

     No U. S. tax liability has been incurred for the Second Quarter 2000. Provisions for taxes that have been recorded in the Second Quarter 2000 relate to state and foreign taxes. The Company has recorded a full valuation allowance in connection with its consolidated net operating loss in the U.S.

SIX MONTHS ENDED JUNE 30, 2000

     The unaudited condensed consolidated operating results, expressed as a percentage of sales, of the Company for the six months ended June 30, 2000 and 1999 are presented below.

                                                              SIX MONTHS
                                                             ENDED JUNE 30,
                                                           2000         1999
                                                       (unaudited)   (unaudited)


Net Sales                                                 100.0%        100.0%
Cost of Sales                                              77.2          73.8
                                                          -----         -----
  Gross Profit                                             22.8          26.2

Operating expenses:
  Selling, General and Administrative Expenses              8.6          11.7
  Research and Development Expenses                         0.6           2.2
  Amortization of Intangibles                               2.7           2.6
                                                          -----         -----
       Total Operating Expenses                            12.0          16.5
                                                          -----         -----
Income from Operations                                     10.8%          9.7%
                                                          =====         =====



     Net sales for the six months ended June 30, 2000 were $51,127, a decrease of $1,860, or 3.5%, as compared to net sales of $52,987 in the same period in 1999. In the first half of 1999, sales were slightly higher due to customer new product launches. In addition, the six months ended June 30, 2000 include the consolidation and rationalization of former El Paso product lines.

     Cost of sales for the six months ended June 30, 2000 was $39,479, or 77.2% of sales, as compared to $39,077, or 73.8% of sales, for the six months ended June 30, 1999. Higher cost of sales as a percentage of sales in the six months ended June 30, 2000 was due to higher Polypropylene and depreciation costs.

     Operating expenses for the six months ended June 30, 2000 were $6,115, or 12.0% of sales, as compared to $8,761, or 16.5% of sales, for the six months ended June 30, 1999. The $2,646 decrease is due to lower legal expenses resulting from the settlement of a legal claim and lower overhead costs.

     Interest expense for the six months ended June 30, 2000 was $8,439 as compared to $8,279 for the six months ended June 30, 1999, an increase of $160. This increase is due to higher borrowing rates as a result of the March 30, 2000 amendment to the Fist Union Revolving Credit agreement (see note 5).

     No U.S. tax liability has been incurred for the six months ended June 30, 2000. Provisions for taxes that have been recorded during the first six months relate to state and foreign taxes. The Company has recorded a full valuation allowance in connection with its consolidated net operating loss in the U.S.


LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 2000, the Company's operating activities generated net cash of $2,545 (the combination of the $3,241 net loss, $5,812 of non-cash items added back, and a $26 net decrease in working capital). In that period, the Company had capital expenditures of $835 which was principally related to the purchase of molds and assembly equipment in connection with new product initiatives For the six months ended June 30, 2000, the Company has reduced its net borrowings under bank credit agreements and capital lease arrangements by $1,528.

     At June 30, 2000, the Company had available excess borrowing capacity of approximately $7,834 and $3,823 (NLG 8,850), respectively, under its credit facilities with First Union and ABN-AMRO Bank. (See Note 5 to the Company's condensed consolidated financial statements for description of existing indebtedness.)

     The Company uses EBITDA (defined as income before interest, income taxes, depreciation, amortization, one-time charges and extraordinary items) to measure its operating performance and ability to incur and service its debt. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. EBITDA does not include commitments by the Company for capital expenditures and payment of debt and, therefore, should not be deemed to represent funds available to the Company. EBITDA for the Second Quarter 2000 was $5,528 as compared to $4,734 for the Second Quarter 1999. EBITDA for the six months ended June 30, 2000 was $11,439 as compared to $9,991 for the six months ended June 30, 1999. The $1,448 increase in EBITDA for the six months ended June 30, 2000 is the result of lower legal and other operating expenses during the period.

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

                       ----------------------------------

                           PART II. OTHER INFORMATION

ITEM 5. Other Information

        The Company has appointed William L. Maloney Chief Financial Officer, Corporate Controller. During the past five years, Mr. Maloney served in senior management positions at Envirosource, including Senior Vice President Operations; Vice President, Chief Financial Officer; and Vice President Chief Information Officer. Mr. Maloney is a Certified Public Accountant.

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

                                         Indesco International, Inc.


                                         By:    /s/  WILLIAM L. MALONEY
                                                William L. Maloney
                                         Title: Chief Financial Officer,
                                                Corporate Controller
                                         Date:  August 17, 2000